Form 10-Q
period 1995-09-30
FAFCO INC
filed 1995-11-14
CIK 352956

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number  0-10120

                                   FAFCO, Inc.
             (Exact name of registrant as specified in its charter)

           California                                         94-2159547
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

              2690 Middlefield Road, Redwood City, California 94063
               (Address of principal executive offices) (zip code)

                                 (415) 363-2690
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X      No
                   -----       -----

At November 10, 1995 3,097,887 shares of the Registrant's Common Stock were issued and outstanding.
                                                                FAFCO, Inc.

Part I - Financial Information
Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET (UNAUDITED)                                 SEPTEMBER               DECEMBER
                                                                        30, 1995               31, 1994
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents                                               $    81,800            $   338,000
   Accounts receivable, less allowance for doubtful accounts
        of $458,300 in 1995 and $469,100 in 1994                        1,361,100              2,551,200
   Current portion of long-term notes receivable                           72,300                 14,500
   Inventories                                                            867,600                843,200
   Prepaid expenses and other current assets                              157,300                116,900
   Other accounts receivable                                               14,600                 15,000
   Deferred tax asset, net of allowance                                   140,600                140,600
--------------------------------------------------------------------------------------------------------
Total current assets                                                    2,695,300              4,019,400
--------------------------------------------------------------------------------------------------------
Plant and equipment, at cost                                            2,339,000              2,286,500
Less accumulated depreciation and amortization                         (2,036,000)            (1,907,200)
--------------------------------------------------------------------------------------------------------
                                                                          303,000                379,300
--------------------------------------------------------------------------------------------------------
Notes receivable and other assets (net)                                   349,600                 33,900
Deferred tax asset, net of allowance                                      470,400                470,400
--------------------------------------------------------------------------------------------------------
Total assets                                                          $ 3,818,300            $ 4,903,000
--------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued expenses                        $   887,800            $ 1,165,100
   Accrued compensation and benefits                                      281,400                161,900
   Accrued warranty expense                                               213,600                247,000
   Accrued marketing expenses                                               8,800                 28,000
   Income taxes payable                                                                           45,800
   Notes payable to bank                                                  701,300
--------------------------------------------------------------------------------------------------------
Total current liabilities                                               2,092,900              1,647,800
--------------------------------------------------------------------------------------------------------
Convertible subordinated notes ($425,000 owed to related parties
   in 1995 and 1994)                                                      600,000                600,000
Other non-current liabilities                                              64,800                125,100
--------------------------------------------------------------------------------------------------------
Total liabilities                                                       2,757,700              2,372,900
--------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred Stock-authorized 1,000,000 shares of $1.00 par
   value, none of which has been issued

    Common Stock-authorized 10,000,000 shares of $0.125 par
       value; 3,097,887 issued and outstanding in 1995 and                387,200                387,600
       3,100,887 in 1994
   Capital in excess of par value                                       5,030,000              5,034,100
   Notes receivable secured by Common Stock                               (75,100)               (75,100)
   Deficit                                                             (4,281,500)            (2,816,500)
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                                              1,060,600              2,530,100
--------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $3,818,300            $ 4,903,000
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this statement.

                                  Page 2 of 12                       FAFCO, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              Quarter Ended               Nine Months Ended
                                                Sept. 30,                     Sept. 30,
                                       --------------------------    --------------------------
                                           1995           1994           1995           1994
                                       -----------    -----------    -----------    -----------
Net sales                              $ 1,707,500    $ 2,544,700    $ 6,509,300    $ 7,794,700

Other income (expense), net                  7,600        (22,600)        34,400        114,100
                                       -----------    -----------    -----------    -----------
    Total revenues                       1,715,100      2,522,100      6,543,700      7,908,800
                                       -----------    -----------    -----------    -----------

Cost of goods sold                       1,432,100      1,662,900      4,659,700      4,801,900
Marketing & selling expense                532,000        377,300      1,700,500      1,381,700
General & administrative expense           436,200        305,000      1,201,100        964,800


Research & development expense             109,900         95,800        388,100        363,500
Net interest expense                        25,700         23,800         59,300         65,300
                                       -----------    -----------    -----------    -----------

    Total costs and expenses             2,535,900      2,464,800      8,008,700      7,577,200
                                       -----------    -----------    -----------    -----------


Income (loss) before income taxes      $  (820,800)   $    57,300    $(1,465,000)   $   331,600
Provision for income taxes                                 (4,200)                      (30,600)
Net income (loss)                      $  (820,800)   $    53,100    $(1,465,000)   $   301,000
                                       ===========    ===========    ===========    ===========


Primary net income (loss) per share    $     (0.24)   $      0.02    $     (0.43)   $      0.09


Fully diluted net income (loss) per
share                                  $     (0.24)   $      0.02    $     (0.43)   $      0.09



The accompanying notes are an integral part of this statement.

                                Page 3 of 12                         FAFCO, Inc.

         STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September  30,
                                                                        --------------------------

                                                                            1995            1994
                                                                        -----------    -----------

Cash flow from operating activities:
    Net income (loss)                                                   $(1,465,000)   $   301,000
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:

        Depreciation                                                        128,800        127,100
        Allowance for doubtful accounts                                      28,300         26,600
        Provision for inventory reserve                                      45,000
        Loss on disposition of fixed assets                                  16,100
    Change in assets and liabilities:

        Decrease in  accounts receivable                                  1,201,300         23,700
        Increase in inventories                                             (69,400)      (359,600)
        Change in prepaid expenses                                          (40,400)        51,200
        Change in other assets                                             (412,700)         7,500
        Decrease in payables and accrued expenses                          (295,500)      (120,100)
        Decrease in other non-current liabilities                            (4,800)        (4,800)
                                                                        -----------    -----------
    Net cash provided by (used in) operating activities                    (868,300)        52,600
                                                                        -----------    -----------

Cash flow from investing activities:

    Purchase of fixed assets                                                (68,600)       (94,600)
                                                                        -----------    -----------
        Net cash used in investing activities                               (68,600)       (94,600)
                                                                        -----------    -----------


Cash flow from financing activities:

    Proceeds from borrowing                                                 701,300
    Proceeds from sale of Common Stock                                                      37,900
    Repayment of borrowing                                                  (16,100)       (19,600)
    Repurchase of common stock                                               (4,500)
                                                                        -----------    -----------
        Net cash provided by financing activities                           680,700         18,300
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                  (256,200)       (23,700)
Cash and cash equivalents, beginning of period                              338,000         76,000
                                                                        -----------    -----------
Cash and cash equivalents, end of period                                $    81,800    $    52,300
                                                                        ===========    ===========
Supplemental disclosures of cash flow information:

    Cash paid during the period for interest                            $    55,900    $    65,100
    Cash paid during the period for income taxes                        $    49,000    $


The accompanying notes are an integral part of this statement.

                                  Page 4 of 12                       FAFCO, Inc.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. This information is unaudited; however, in the opinion of the Registrant's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1994, included in its 1994 Annual Report to Shareholders.

2. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following:

                                         September 30,   December 31,
                                             1995            1994
                                         ------------    ------------

                Raw materials            $    480,000    $    464,000
                Work in process               162,200         211,300
                Finished goods                225,400         167,900
                                         ------------    ------------
                                         $    867,600    $    843,200
                                         ============    ============

3. In March 1995, the Registrant entered into a line of credit agreement with Silicon Valley Bank, which line of credit allows the registrant to borrow the lesser of $1,500,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $246,000 at September 30, 1995. Amounts borrowed bear interest at prime rate plus 0.5% per annum and are secured by the Registrant's assets along with The Gregory Company's assets. This line of credit expires on June 5, 1996.

                                  Page 5 of 12                       FAFCO, Inc.

4.   Deferred tax assets are comprised of the following at:

                                          JANUARY 1,     JANUARY 1,
                                            1995           1994
                                         -----------    -----------

Allowance for doubtful accounts          $   199,400   $    178,500
Accrued expenses                             140,000        178,800
Loss carryforwards                           625,000        858,700
Tax credits                                  193,600        282,200
Other                                         53,900          7,400
                                         -----------    -----------
                                           1,211,900      1,505,600

Deferred tax asset valuation allowance      (600,900)      (893,900)
                                         -----------    -----------
Total deferred taxes, net                $   611,000    $   611,700
                                         ===========    ===========

5.   Net Income per Share

     Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented.

Primary earnings per share were calculated as follows:

                                              QUARTER ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       --------------------------    -------------------------
                                           1995           1994          1995           1994
                                       -----------    -----------    ----------     ----------
Net income (loss)                      $  (820,800)   $    53,100    $(1,465,000)    $  301,000
                                       -----------    -----------    -----------     ----------

Average common shares outstanding        3,097,887      3,127,605      3,097,887      3,127,605
Add:  Exercise of options reduced by
the number of shares purchased with        223,635        258,607        194,823        217,030
proceeds
Add:  Exercise of warrants reduced
by the number of shares purchased          111,458        142,634        111,458        132,187
with proceeds
Adjusted weighted average shares
outstanding                              3,432,980      3,528,846    $ 3,404,168      3,476,822
                                       -----------    -----------    -----------     ----------

Earnings (loss) per share              $     (0.24)   $      0.02    $     (0.43)    $     0.09
                                       ===========    ===========    ===========     ==========


     Primary earnings per share are calculated by dividing (x) net income by (y) the sum of the weighted average number of shares issued and outstanding plus the shares issuable upon exercise of dilutive stock options and warrants during each year. For the periods ended September 30, 1995, primary earnings per share is repeated as fully diluted earnings per share as the calculation of fully diluted earnings per share was anti-dilutive.

                                  Page 6 of 12                       FAFCO, Inc.

Fully diluted earnings per share were calculated as follows:

                                          QUARTER ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                    --------------------------   --------------------------

                                       1995           1994          1995           1994
                                    -----------    -----------   -----------    -----------
Adjusted net income                 $  (820,800)   $    61,200   $(1,465,500)   $   325,300
                                    -----------    -----------   -----------    -----------

Average common shares outstanding     3,097,887      3,127,605     3,097,887      3,127,605

Add:  Exercise of options reduced
by the number of shares purchased
with proceeds                           223,635        258,607       194,823        217,030

Add:  Exercise of warrants
reduced by the number of shares
purchased with proceeds                 111,458        142,634       111,458        132,187

Add:  Conversion of convertible
debt into shares                            N/A        270,000           N/A        270,000

Adjusted weighted average shares
outstanding                           3,432,980      3,798,846     3,404,168      3,746,822
                                    -----------    -----------   -----------    -----------
Earnings (loss) per common share
assuming full dilution              $     (0.24)   $      0.02   $     (0.43)   $      0.09
                                    ===========    ===========   ===========    ===========


     Fully diluted earnings per share are calculated by dividing net income, adjusted for the after-tax effect of the interest expense associated with the convertible debt, by the sum of the weighted average number of shares issued and outstanding plus shares issuable upon exercise of dilutive stock options and warrants and upon conversion of convertible debt during each year.

                                  Page 7 of 12                       FAFCO, Inc.

Part I - FINANCIAL INFORMATION
Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

  Results of Operations

  Net sales for the quarter ended September 30 decreased by 32.9% from $2,544,700 in 1994 to $1,707,500 in 1995. Net sales for the nine months ended September 30 decreased by 16.5% from $7,794,700 in 1994 to $6,509,300 in 1995.
  These decreases were primarily due to decreased Commercial Products unit sales, along with decreased Pool Products unit sales from the comparable periods in 1994. The decreases in Commercial Products unit sales are due mainly to expectations of lower energy prices when deregulation takes place in the electric utilities in the United States.

  Cost of goods sold decreased from $1,662,900 in the quarter ended September 30, 1994 to $1,432,100 in the corresponding quarter in 1995, and from $4,801,900 for the nine-month period ended September 30, 1994 to $4,659,700 for the corresponding period in 1995, while increasing as a percentage of net sales from 65.3% to 83.9% for the quarter and from 61.6% to 71.6% for the nine-month period. The increase as a percent of sales was due mainly to the fixed costs being allocated over significantly lower sales, along with expenses associated with a 31% reduction in the work force.

  Marketing and selling expenses increased from $377,300 (14.8% of net sales) in the quarter ended September 30, 1994 to $532,000 (31.2% of net sales) in the same quarter in 1995 and increased from $1,381,700 (17.7% of net sales) in the nine-month period ended September 30, 1994 to $1,700,500 (26.7% of net sales) for the corresponding period in 1995. These increases were due mainly to one-time expenses for market research projects during the third quarter along with the addition of sales personnel and increased promotional expenses for pool products earlier in the year.

  General and administrative expenses increased from $305,000 (12.0% of net sales) in the quarter ended September 30, 1994 to $436,200 (25.5% of net sales) in the same quarter in 1995 and from $964,800 (12.4% of net sales) in the nine-month period ended September 30, 1994 to $1,201,100 (18.5% of net sales) for the corresponding period in 1995. These increases were primarily due to increased personnel costs during the first half of the year, along with severance expenses and increased legal expenses.

  Research and development expenses increased slightly from $95,800 (3.8% of net sales) for the quarter ended September 30, 1994 to $109,900 (6.4% of net sales) for the quarter ended September 30, 1995 and increased from $363,500 (4.7% of net sales) in the nine-month period ended September 30, 1994 to $388,100 (6.0% of net sales) for the corresponding period in 1995. These increases were primarily a result of increased expenses related to the development of solar heating products for above ground pools which were introduced at the National Spa & Pool Institute Conference in October.

                                  Page 8 of 12                       FAFCO, Inc.

Net interest expense increased from $23,800 (0.9% of net sales) in the quarter ended September 30, 1994 to $25,700 (1.5% of net sales) for the same quarter in 1995 and decreased from $65,300 (0.9% of net sales) in the nine-month period ended September 30, 1994 to $59,300 (0.9% of net sales) for the corresponding period in 1995. The increase for the quarter was due primarily to higher average daily borrowing in the third quarter of 1995 than in the third quarter of 1994 with higher interest rates. The decrease in dollar amount for the nine-month period was due to lower average daily borrowing in the first nine-months of 1995 than in 1994, partially offset by higher interest rates.

Other income (expense), net, included $24,000 in refunds of prior year's insurance premiums in the second quarter of 1995 and during the first nine months of 1995, compared with $29,200 in the second quarter and $38,400 in the first nine months of 1994. Other income (expense), net, for the nine-month period ended September 30, 1994 also included $85,100 of proceeds, net of related costs, pertaining to a legal settlement resolved during the second quarter of 1994.


Liquidity and Capital Resources

The Company's cash position decreased from $338,000 at 1994 fiscal year end to $81,800 at September 30, 1995, principally due to the operating losses partially offset by a decrease in accounts receivable and bank borrowing. At September 30, 1995 the Registrant's inventories had increased slightly to $867,600 from $843,200 at December 31, 1994.

At September 30, 1995, the Registrant's accounts receivable had decreased to $1,361,100 from $2,551,200 at December 31, 1994, reflecting an improvement in promptness of payments particularly from the Registrant's IceStor(TM) customers, the conversion of two customers' accounts receivable into a note receivable secured by real property, and lower sales.

At September 30, 1995, the Registrant's accounts payable and other accrued expenses had decreased to $887,800 from $1,165,100 at December 31, 1994. This decrease is primarily due to payments of expenses resulting from collection of receivables noted above.

At September 30, 1995, the Registrant's current ratio was 1.29 to 1 compared with 2.47 to 1 at December 31, 1994, as working capital decreased over the same period to $602,500 from $2,142,500. Total assets exceeded total liabilities by $1,060,600 at September 30, 1995 compared with $2,530,100 at December 31, 1994.

During the third quarter of 1995, and continuing into the fourth quarter of 1995, the Company has begun and is continuing an aggressive cost reduction campaign, including the reduction of personnel from 74 employees to 51 employees. The Registrant believes that, as a result of the cost-cutting measures, its cash flow from operations, together with bank borrowings, will be sufficient to support operations during the next twelve months. However, if sales remain slow or decline from current levels, additional debt or equity financing may be required. The Company believes that the reduced rate of sales in IceStor(TM), which had an adverse impact on net revenues during the quarters ended June 30, 1995 and September 30, 1995, will continue during the remainder of 1995 which will have a negative effect on results of operations for the remainder of 1995. The Registrant has a line of credit of which $701,300 had been utilized and $246,000 remained available under the formula applied to net accounts receivable. This line expires on June 5, 1996.

                                  Page 9 of 12                       FAFCO, Inc.

Significant Accounting Policies - Income Taxes

Effective as of the beginning of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), on a prospective basis. The new standard requires an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. See Note 5 of Notes to Interim Consolidated Financial Statements.


For periods prior to 1993, the Company followed the deferred method prescribed by Accounting Principles Board Opinion No. 11.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    a.  Exhibits

        27.1 Financial Data Schedule

    b.  Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  Page 10 of 12                      FAFCO, Inc.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAFCO, Inc. (Registrant)


DATE: November 13, 1995                 BY: /s/ Alex N. Watt
                                            -----------------------------
                                            Alex N. Watt,  Vice President
                                            Finance and Administration
                                            (Chief Financial Officer)

                                 Page 11 of 12                      FAFCO, Inc.

                                 EXHIBIT INDEX


                         EX. 27.1 FINANCIAL DATA SCHEDULE