Form 10-K
period 1995-12-31
FAFCO INC
filed 1996-04-01
CIK 352956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________ to _______________.

Commission file number 0-10120

                                  FAFCO, INC.
             (Exact name of registrant as specified in its charter)



CALIFORNIA                                                                                94-2159547
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)


2690 MIDDLEFIELD ROAD, REDWOOD CITY, CALIFORNIA                                               94063
(Address of principal executive offices)                                                 (Zip Code)



       Registrant's telephone number, including area code:  415/363-2690

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.125 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No ____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of ____________________was____________________, based upon the average of the bid and ask prices reported for such date by the National Quotation Bureau. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of _________________, was _____________.




                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                                FORM 10-K PART
Portions of Exhibit 13.1 (the Company's 1995 Annual Report to Shareholders
  (the "Annual Report")..........................................................      I, II, IV

The Company's Definitive Proxy Statement (the "Proxy Statement") for the
     1996 Annual Meeting to be held on April 27, 1996 (the Proxy Statement is expected to be filed pursuant to Regulation 14A on or before April 1,
     1996) ......................................................................            III

                         _____________________________


With the exception of the information specifically incorporated by reference in Parts I, II, III and IV of this Form 10-K, neither the Company's Annual Report nor the Company's Proxy Statement is to be deemed filed as part of this report.

PART I

ITEM 1. Business

INTRODUCTION

FAFCO, Inc. ("FAFCO," the "Company" or "Registrant") designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 62% of net sales in 1995 compared to 57% of net sales in 1994 and 63% of net sales in 1993. Thermal energy storage sales amounted to 38% of net sales in 1995 compared to 42% of net sales in 1994 and 34% in 1993; (444 domestic hot water heater sales were discontinued in early 1994 and had amounted to 2% of net sales in 1993).

The Company manufactures products for the solar heating of water for low and medium temperature applications. From the inception of the Company's predecessor as a sole proprietorship in 1969 until 1976, efforts were largely devoted to the refinement of the Company's initial product, a solar heating system for swimming pools - a low temperature solar application. Since that time, the Company has focused on increasing its share of the pool heating market by extending its network of independent distributors, decreasing its manufacturing costs, and improving its initial product. In 1983, a passive domestic hot water heating system, the 444, was introduced (this product was discontinued in early 1994). In 1987, the Company introduced a thermal energy storage system based on the same heat exchanger technology as is used in its swimming pool heating systems. In 1993, the Company introduced a state-of-the-art control system for swimming pool solar heating systems.

FAFCO, Inc. was incorporated under the laws of the State of California in 1972. Its principal executive offices are located at 2690 Middlefield Road, Redwood City, California. Its telephone number at that address is (415) 363-2690.

MARKETS

Swimming Pool Heating

Low temperature solar applications developed because of the cost effectiveness of solar systems in heating a high volume of water to produce a small temperature change. The market for swimming pool heating developed for several reasons. First, pool owners normally use their pools when solar energy is abundant (during daylight hours and the summer swimming season). Second, pools already have two elements needed for low temperature water heating: storage (the pool water) and circulation (the existing pool pump and associated plumbing). Third, pool owners are an easily identifiable market.

Thermal Energy Storage

FAFCO also designs, develops, manufactures, and markets a static, glycol ice builder for the thermal storage market. Since the product's introduction, FAFCO has sold "ice banks" primarily to the commercial air conditioning market for use in off-peak air conditioning systems.

Domestic Water Heating

Until early 1994, FAFCO also marketed solar systems for medium temperature applications, principally domestic water heating. This product line was discontinued due to lack of demand for such products at current energy price levels.

PRODUCTS

Swimming Pool Heating

The FAFCO solar pool heating system is composed of six to twelve solar collectors, a sun sensor, an automatic control, and associated accessories. The collectors and sensor are typically mounted on the roof of a pool owner's home and connected to the pool pump and automatic control.

The customer sets the automatic control for the desired water temperature and, when the sensor detects that there is sufficient solar energy for the system to function efficiently, the automatic control directs the flow of water from the pool to the collectors. The water absorbs heat as it passes through the collectors and then flows back to the pool. When the desired water temperature is achieved or when there is insufficient solar energy, the automatic control redirects the flow of pool back to the water and water is drained from the collectors. When the water temperature drops or there is sufficient solar energy, the system is reactivated automatically.

In February 1996, the Company introduced a version of its solar pool heating system specifically designed for above ground swimming pools. This system is composed of one or two solar collectors optimized for use in heating above ground swimming pools and designed to lie flat on the ground or to be mounted on a rack on the ground.

The Company's solar collectors are composed entirely of a polyolefin material (a high molecular weight polymer compound) and made up of small round tubes formed side by side in a rectangular shape either one-by-two meter, four-by-eight feet, four-by-ten feet, or four-by-twelve feet in size, with submanifolds and header pipes thermoformed on each end. This design provides for a maximum heating surface and even water flow in order to transfer 75 to 90 percent of the available solar energy to the pool water.

The polyolefin material, which has been specially formulated by the Company, is black in color (to optimize solar energy absorption) and has the inherent advantages over other possible materials of lower cost, lighter weight, and higher resistance to the corrosive effects of pool chemicals and degradation resulting from ultraviolet radiation, heat, and other environmental effects.

In May 1993, the Company introduced a proprietary microprocessor-based control (AutoPool) for its solar pool heating systems. Prior to May 1993, the Company had a private label arrangement with an automatic control manufacturer. AutoPool has built-in "intelligence" that allows it to optimize the heating and filtration time for the swimming pool and can also control non-conventional solar swimming pool heaters.

Domestic Water Heating

In 1981, the Company began the design and development of an advanced passive solar domestic water heating system, the 444. In the second quarter of 1983, the Company began manufacturing and selling the 444 and has sold approximately 13,000 systems to date.

Because of lack of demand for the Company's solar domestic water heating system, this product has been discontinued, effective the first quarter of 1994. The Company has ongoing obligations to service, and provide spare parts for, domestic water heaters sold prior to that time.

Thermal Energy Storage

The Company's thermal energy storage ("IceStor") systems utilize nighttime electrical capacity to create stored cooling energy. This is normally done by storing inexpensive "off-peak" energy in the form of either chilled water or ice. The next day, this stored cooling capacity is used in conjunction with the building's air conditioning equipment to significantly reduce electrical requirements for cooling during times of high electrical demand and high electrical cost.

Cool storage systems offer electrical utilities a solution to their fundamental, long-term problem: increasing peak demand for power during periods of limited available capacity (i.e. during business hours). IceStor technology shifts consumption to off-peak periods when there is available capacity and lower demand.

MARKETING AND SALES

Solar Systems

FAFCO markets its solar systems and controls in the United States through independent distributors who sell directly to end users. Distributors generally have sales, installation, and service personnel who are supported by extensive FAFCO marketing and technical materials, as well as in-depth factory and field training programs.

The majority of sales personnel employed by the typical distributor are assigned to retrofit sales, which are sales to existing pool owners. Retrofit sales are generated through direct mail, customer referrals, canvassing, and, to a lesser extent, selected media advertising. The balance of the distributor's sales personnel are generally assigned to contractor accounts seeking referrals for new construction sales.

FAFCO usually provides direct mail literature and other advertising materials to distributors and mails or places these materials with local advertisers on the distributors' behalf and partially at the distributors' expense. In certain instances, distributors will also engage in direct mailing and advertising.

In the past, the Company has canceled several distributor agreements for reasons of inadequate performance by the distributor, primarily failure to provide adequate sales, installation and service support for the Company's products. In such instances, the Company has generally been able to find qualified replacements.

All work relating to the installation of FAFCO solar systems is covered by a full one-year warranty provided by the distributor. The Company's solar collectors used to be covered by a ten-year limited warranty, which was changed to a ten-year full warranty beginning in 1991. Its automatic controls, pumps, and drain-down valves are covered by a three-year limited warranty. FAFCO warranties cover defects in materials and workmanship provided that the related products are used for their intended purpose.

FAFCO solar systems are designed to require only minimal maintenance, which can be performed either by the consumer using an owner's manual or by the distributor's service personnel.

Thermal Energy Storage Systems

The Company markets its IceStorproducts through independent contractors who design and build heating and cooling systems for commercial and industrial applications. The Company has also licensed its IceStor products for sale overseas, including to design-and-build, heating, ventilating, and air-conditioning companies in Taiwan, Korea, and Japan. These licensing agreements provide for licensee's assembly and sale of IceStor products in those countries.

SALES BY GEOGRAPHIC AREA

The Company's net sales during 1995, 1994, and 1993 were geographically distributed approximately as follows:




                                  1995  1994  1993
                                  ----  ----  ----
California                         21%   24%   25%
Florida                            37%   38%   44%
Oklahoma                            7%   10%    3%
Other States                       20%   13%   16%
Foreign Countries                  15%   15%   12%
                                  100%  100%  100%
                                  ----  ----  ----

One of the Company's customers, Kailay International, accounted for 10% of the Company's fiscal 1995 net sales. During 1995, Kailay International was the licensee for the Company's IceStor(TM) products in Taiwan and as such purchased IceStor(TM) products and components for assembly into products for resale to end users in Taiwan. No other customer accounted for 10% or more of the Company's sales in fiscal 1993, 1994 or 1995.

Foreign sales of the Company's products are made through independent foreign distributors and licensees. Sales to foreign distributors and licensees are shipped directly from the Company's facilities in California and invoiced in U.S. dollars. Export sales are subject to certain controls and restrictions, including tariffs and import duties, and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions; however, the Company has not experienced any material difficulties relating to such limitations.

BACKLOG

Sales to solar distributors are made against individual purchase orders rather than through volume purchase arrangements. The Company typically ships its products within one to five days of receipt of an order; therefore, the Company's backlog at any date is usually insignificant and is not a meaningful indicator of future sales. FAFCO distributors tend to order frequently in small quantities in order to minimize their inventory levels and match inventory levels with current installation schedules.

Sales of IceStor products are made against individual purchase orders to general contractors or Heating, Ventilating, and Air Conditioning (HVAC) contractors for specific new construction projects or for retrofit in existing buildings. The Company typically ships these products within six weeks or less of receipt of an order; therefore, the Company's backlog with respect to IceStor products at any date is also usually insignificant and not a meaningful indicator of future sales.

GOVERNMENT TAX INCENTIVES

Although the Company's operations are not directly subject to extensive governmental regulations, the existence or lack of federal, state, and local tax incentives for the sale and installation of solar systems has a substantial impact on the Company's business. There is currently no federal tax credit for solar heating systems, and state solar tax credits are available only in a few states. The Company does not anticipate that solar tax credits will become available for solar heating systems in any additional states, nor does in anticipate a significant increase in sales due to existing or future tax credits.

MANUFACTURING

FAFCO's manufacturing activities consist primarily of the production of polyolefin solar collectors and IceStor heat exchangers, copper solar collectors, housings for solar collectors, housings for solar collectors, automatic controls, components for its solar systems, and IceStor containers. A total system approach is emphasized in order to ensure the effectiveness and reliability of the Company's products after they have been installed, eliminating the need for distributors to rely upon materials from other suppliers.

The Company's solar pool heating system utilizes collectors produced from polyolefin resins using a patented extrusion and thermoforming process. The Company's IceStor system utilizes heat exchangers, which are also made from polyolefin resins using a patented extrusion and thermoforming process. Substantially all equipment used in these processes has been designed and built by the Company's research and development engineers.

The Company's resins are a petroleum by-product. The market price of these resins has fluctuated over the years with an increase in 1990 and early 1991 due to tensions in the Middle East, followed by a stabilization after the completion of Desert Storm. It is expected that the price of the Company's resins will continue to fluctuate as a result of domestic and international political and economic conditions.

FAFCO has qualified multiple sources of supply for all of its resins, materials, and subassemblies. However, certain materials and subassemblies are obtained from single sources. The Company believes these items could be supplied by the Company's other qualified sources if sufficient lead time were provided. The Company attempts to maintain additional inventory of such materials to mitigate the risk of supply shortages; however, any prolonged inability to obtain such items would have a material adverse effect on the Company's results of operations. To date, the Company has not experienced any significant manufacturing problems or delays due to shortages of materials.

Quality assurance is performed by FAFCO at its manufacturing facility. Test and inspection procedures are a part of substantially all production and assembly operations. In addition, the Company uses it own diagnostic equipment and laboratory to continually test and inspect raw materials, work in process, and finished goods.

COMPETITION

The Company's solar heating products currently compete directly with solar heating products offered by less than ten other manufacturers of solar heating systems, and indirectly with conventional heating systems. The Company's AutoPool product currently competes directly with automatic controls manufactured by a number of companies in the United States.

The Company believes that the principal competitive factors in the markets for FAFCO solar products and controls are (i) product performance and reliability;
(ii) marketing and technical support from the manufacturer for distribution channels; (iii) selling, installation, and service capabilities of distribution channels; and (iv) price. The Company believes that it competes favorably with respect to all of these factors. However, certain of its competitors may have greater financial, marketing, and technological resources than those of the Company.

A number of companies in the United States manufacture thermal energy storage systems of various types similar to the Company's IceStor product. The industry is in the early stages of development and additional competitors are expected to enter the market over time.

At the present time, the Company believes that the main competitive factors in the thermal energy storage market are performance, reliability, and price. The Company believes that it competes favorably with respect to these factors. However, several of its competitors have greater financial, marketing, and technological resources than those of the Company.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 1995, 1994, and 1993, the Company's research and development expenses were $460,100, $484,300, and $479,400, respectively. The majority of the research and development costs incurred in 1995 related to research and development of solar heating products for above ground swimming pools, which the Company introduced in February 1996, and an improved solar heating product for in-ground pools, which is currently scheduled to be introduced in April 1996.

The Company currently uses consulting engineers, in addition to staff engineers, who are responsible for existing product improvement, applications engineering, and new product research and development. The Company is exploring other potential revenue-producing uses for its polyolefin extrusions.

PATENTS, TRADEMARKS AND LICENSES

FAFCO currently holds four United States patents and one foreign patent relating to certain aspects of its products and manufacturing technology. These patents expire at various times between March 1997 and July 2003. However, the Company believes that patent protection is secondary to such factors as ongoing product development and refinement, the knowledge and experience of its personnel, and their ability to design, manufacture, and successfully market the Company's products.

From time to time, the Company has registered as trademarks certain product names and marks in order to preserve its right to those product names and marks.

The Company has granted licenses to assemble and sell IceStor in Taiwan, Korea, and Japan to a Taiwanese company, a Korean company, and a Japanese company, respectively. See "Marketing and Sales" above.

EMPLOYEES

At December 31, 1995, the Company had a total of forty-eight 48 full-time employees, including eight (8) in marketing, two (2) in research and development, thirty (30) in manufacturing, and eight (8) in general management and administration. The Company also uses temporary employees from agencies to fill seasonal needs. The Company has never had a work stoppage. No employees are represented by a labor organization. During 1995, the Company laid off 32% of its employees in order to bring expenses more in line with reduced sales levels.

SEASONALITY

Information regarding the seasonality of the Company's business is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Seasonality" on page 20 of the Annual Report, which information is incorporated herein by reference.

SEGMENT INFORMATION

Following the sale of the business of the Company's subsidiary, The Gregory Company, in 1988, the Company has only had continuing operations in the energy products segment.

ENVIRONMENTAL REGULATIONS

The Company is subject to a number of environmental regulations concerning potential air and water pollution. However, such regulations have not in the past had, and are not expected to have, any material adverse effect on the Company's business. There can be no assurance that compliance with existing or future regulations will not require the expenditure of funds or the modification of the Company's manufacturing process, which could have a material adverse effect on the Company's business or financial condition.

ITEM 2. Properties

The Company's principal executive offices and manufacturing facilities for its products are located in a single 42,500 square foot facility in Redwood City, California. This facility is covered by a lease expiring in the year 2000. See Note 11 of Notes to Consolidated Financial Statements on page 14 of the Annual Report, which information is incorporated herein by reference.

The Company believe that its current facilities are adequate to meet its requirements for space in the near future. Manufacturing space is being fully utilized at the present time. However, additional demand can be accommodated by adding second and third employee shifts.

ITEM 3. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except for ordinary routine legal proceedings incidental to the Company's business.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are set forth below. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any executive officers or directors.

Freeman A. Ford, age 55, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984. Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 54, serves as Vice President of Finance and Administration, Chief Financial Officer, and Secretary. Mr. Watt joined the Company as its Vice President-Finance and Chief Financial Officer in July 1984, and has served as Secretary since March 1985.

David Harris, age 40, serves as Vice President, Pool Products. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993) and President-Pool Products Division (from May 1993 until May 1995).

Michael Anderson, age 50, has served as Vice President, Commercial Products since May 1995. Mr. Anderson joined the Company in September 1984 as Vice President, Sales and Marketing and held that position until February 1987. Mr. Anderson served as President of Marcus Company, a manufacturer's representative for HVAC and refrigeration products from March 1987 until May 1993, when he rejoined the Company as President, Commercial Products Division.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information regarding the market for and market prices of the Company's Common Stock, the number of shareholders of record, and information regarding dividends is set forth under the heading "Common Stock Data" on page 19 of the Annual Report, which information is incorporated herein by reference.

ITEM 6. Selected Financial Data

Selected financial data for the Company is set forth in the table entitled "Five-Year Summary of Operations" on page 18 and in the last sentence of the text under the table entitled "Common Stock Data" on page 19 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the heading "Management's Discussion and Analysis", on pages 20 through 22 of the Annual Report, which information is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company are set forth on pages 4 through 15 of the Annual Report, which information is incorporated herein by reference. The supplementary financial information of selected quarterly financial data is not required under Regulation S-K Item 302, because the Company does not meet the tests set forth therein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information regarding directors is to be set forth under the heading "Election of Directors - Nominees" in the Company's Proxy Statement, which information is incorporated herein by reference.

Information regarding executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated into this Item 10 by reference.

Information regarding the filing of reports by insiders under Section 16(a) of the Exchange Act is to be set forth under the heading "Election of Directors - Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 11. Executive Compensation

Information regarding the Company's remuneration of its executive officers and directors is to be set forth under the headings "Election of Directors - Executive Compensation" and "Election of Directors - Director Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of certain beneficial owners and management is to be set forth under the headings "Election of Directors - Security Ownership" and "Information Concerning Solicitation and Voting - Record Date and Outstanding Shares" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is to be set forth under the headings "Election of Directors - Nominees" and "Election of Directors - Certain Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

   1. Financial Statements

   The consolidated balance sheets for the years ended December 31, 1995 and 1994, the consolidated statements of income, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1995, and the notes thereto appear on pages 4 through 15 of Exhibit 13.1 to this Annual Report on Form 10-K.

   2. Financial Statement Schedules

   Report of Independent Accountants on Financial Statement Schedule (see page 17 of this Annual Report on Form 10-K).

   The following schedule for the years ended December 31, 1995, 1994, and 1993 is included in this report. Such schedule should be read in conjunction with the consolidated financial statements in the Annual Report.

   Schedule VIII - Valuation and Qualifying Accounts and Reserves

   Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3. The following exhibits are filed as part of or incorporated by reference, to the extent indicated herein, in this Annual Report on Form 10-K.


EXHIBIT NO.    DESCRIPTION (FOOTNOTES APPEAR AT THE END OF THE EXHIBIT LIST)
 3.1(1)        Articles of Incorporation, as amended.

 3.1(a)(11)     Form of Amended and Restated Articles of Incorporation, to be filed following shareholder approval.

 3.2(3)         Bylaws, as amended.

  4.1(1)        Stock Purchase Agreement dated April 14, 1977, between Registrant and certain investors.

  4.2(3)        10% Convertible Subordinated Notes Purchase Agreement dated March 27,1984, between Registrant and certain investors.

  4.2(a)(2)     Amendment to Subordinated Note Purchase Agreement dated March 27, 1990.

  4.2(b)(9)     Amendment to 10% Subordinated Note Agreement dated March 25, 1991.

  4.3(4)*       Security and Guaranty Agreement and Common Stock Purchase Warrant between the Registrant and Freeman A. Ford dated
                February 16, 1987.

  4.3(a)(5)*    Amendment to the Security and Guaranty Agreement between the Registrant and Freeman A. Ford dated December 8, 1987.

  4.3(b)(6)*    Amendment to the Security and Guaranty Agreement between the Registrant and Freeman A. Ford dated February 1, 1988.

  4.3(c)(7)*    Second Amendment to the Promissory Notes between the Registrant and Freeman A. Ford dated March 26, 1991.

  4.3(d)(9)*    Form of Common Stock Purchase Warrant issued March 25, 1993 by the Registrant to Freeman A. Ford.

  4.3(e)(9)     Amendment to the Promissory Notes between the Registrant and Freeman A. Ford dated March 25, 1993.

  4.4(10)       Common Stock Warrant issued January 19, 1994 to B. Severns.
  4.5           Reference Exhibits 3.1 and 3.2.

  10.1          Reference Exhibit 4.1.

  10.2          Reference Exhibit 4.2, 4.2(a), and 4.2(b).

  10.3(7)*      1981 Incentive Stock Option Plan.

  10.4(7)*      Form of 1981 Incentive Stock Option Agreement.

  10.8(1)       Standard Form of Distributor Agreement.



EXHIBIT NO.     DESCRIPTION
  10.9(7)       Lease Agreement and Addenda for 2690 Middlefield Road, Redwood City, California, between Registrant, as Lessee, and Beals Martin and Associates, as Lessor, dated January 18, 1990.

  10.10(3)      FAFCO Solar Partners II Certificate of Limited Partnership and Limited Partnership Agreement.

  10.11         Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d), and 4.3(e).

  10.12(6)      Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.

  10.13(6)*     Form of Director's Warrant issued February 1988 to directors Berry and Selig.

  10.14(11)*    1991 Stock Option Plan, as amended.

  10.14(a)(8)*  Form of Stock Option Agreement used under the 1991 Stock Option Plan.

  10.15(8)*     1991 Directors' Stock Option Plan.

  10.15(a)(8)*  Form of Nonstatutory Stock Option Agreement used under 1991 Director's Stock Option Plan.

  10.16(8)*     Employee Stock Purchase Plan.

  10.16(a)(8)*  Form of Subscription Agreement used under Employee Stock Purchase Plan.

  10.17(9)      Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems Engineering, as
                Licensee, ated January 1, 1993.
  10.18(10)     Export - Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as
                Licensee, dated October 22, 1993.

  10.19(10)     Business Loan Agreement between Registrant, as Borrower, and Silicon Valley Bank, as Lender, dated June 10, 1992.

  10.19(a)(10)  Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank, as Lender, dated March 8, 1994.

  10.19(b)      Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated June 5, 1995.

  10.19(c)      Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated August 7, 1995.

  10.19(d)      Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated August 7, 1995.

  10.19(e)      Loan Modification Agreement between Registrant as Borrower and SiliconValley Bank as Lender dated September
                22, 1995.
  10.19(f)      Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated February 8, 1996.

  10.20(11)     Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as Agent/
                Distributorship, dated December 10, 1994.

  11.1          Computation of Earnings Per Share (see Note 12 of Notes to Consolidated Financial Statements on pages 14 and 15 of the Annual Report).

  13.1          Registrant's 1995 Annual Report to Shareholders.

  21.1          Subsidiaries of Registrant.

  23.1          Consent of Independent Accountants (see page 20)

  24.1          Power of Attorney (see page 19).

  27.1          Financial Data Schedule.



* Denotes a Management Contract or Compensatory plan or arrangement.

(1) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 2-72297) filed May 14, 1981.

(2) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(3) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

(4) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

(5) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(6) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(7) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(8) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(9) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(10) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(11) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

(b) Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

(c) Exhibits:  See subsection (a) (3) above.

(d) Financial Statement Schedules:  See subsection (a) (2) above.

                      Report of Independent Accountants on
                          Financial Statement Schedule





To the Board of Directors of FAFCO, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 27, 1996 appearing on page 17 of the 1995 Annual Report to Shareholders of FAFCO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
San Francisco, California
March 27, 1996

                                  FAFCO, INC.

                                    SCHEDULE
                                      VIII
                 Valuation and Qualifying Accounts and Reserves



                                  Balance at   Additions Charged
                                 Beginning of    to Costs and                 Balance at End of
Description                         Period         Expenses       Deductions       Period
- -----------                      ------------  -----------------  ----------  -----------------
1995:
Allowance for doubtful accounts                                    $5,700(1)
current accounts receivable          $469,100      $39,600         39,100(4)        $463,900
short-term receivable                               39,100                            39,100
Warranty reserve                      247,000       10,500         41,500(2)         216,000
Deferred tax asset valuation
allowance                             600,900       782,900                        1,383,800
- -------------------------------
1994:
Allowance for doubtful accounts
current accounts receivable          $417,400       $52,600   $      900(1)         $469,100
long-term receivable
Warranty reserve                      280,300        71,800       105,100(2)         247,000
Deferred tax asset valuation
allowance                             893,900                     293,000            600,900
1993:
Allowance for doubtful accounts
current accounts receivable          $320,200       $98,500       $1,300(1)         $417,400
long-term receivable                  203,700        23,200      226,900(1)
Warranty reserve                      310,900        99,700      130,300(2)          280,300
Deferred tax asset valuation
allowance                            717,400(3)     176,500                          893,900
- -------------------------------

(1) Write-offs of uncollectible accounts, including allowance on related party receivable from FAFCO Solar Partners II deemed uncollectible in 1993.

(2)  Cost of warranty claims processed.

(3)  Beginning balance at adoption of SFAS 190 (Accounting for Income Taxes).

(4)  Reclassified to allowance for short-term notes receivable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1996              FAFCO, Inc.


                                   /s/Freeman A. Ford
                                   --------------------------------
                                   Freeman A. Ford,
                                   Chairman of the Board, President
                                   and Chief Executive Officer



                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Freeman A. Ford and Alex N. Watt, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature               Title                               Date

                         Chairman of the Board, President and      March 27, 1996
/s/Freeman A. Ford       Chief Executive Officer  (Principal
- -----------------------
Freeman A. Ford          Executive Officer) and Director

                         Vice President, Finance & Administration  March 27, 1996
/s/Alex N. Watt          and Chief Financial Officer (Principal
- -----------------------
Alex N. Watt             Financial and Accounting Officer)

/s/William A. Berry      Director                                  March 27, 1996
- -----------------------
William A. Berry

/s/Robert W. Selig, Jr.  Director                                  March 27, 1996
- -----------------------

Robert W. Selig, Jr.

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-75201, 2-86299, 2-95390 and 33-76220) of FAFCO,
Inc. of our report dated March 27, 1996, appearing on page 17 of the 1995 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 18 of this Form 10-K.





Price Waterhouse LLP
San Francisco, California
March 27, 1996

                                                               ITEMS

EXHIBIT NO.     DESCRIPTION

  3.1(1)        Articles of Incorporation, as amended.

  3.1(8)        Form of Amended and Restated Articles of Incorporation, to be filed following shareholder approval.

  3.2(3)        Bylaws, as amended.

  4.1(1)        Stock Purchase Agreement dated as of April 14, 1977, between Registrant and certain investors.

  4.2(3)        10% Convertible Subordinated Notes Purchase Agreement dated as of March 27, 1984, between
                Registrant and certain investors.

  4.2(a)(2)     Amendment to Subordinated Note Purchase Agreement dated March 27, 1990.

  4.2(b)(9)     Amendment to 10% Subordinated Note Agreement dated March 25, 1993.

  4.3(4)        Security and Guaranty Agreement and Common Stock Purchase Warrant between the Registrant and
                Freeman A. Ford  dated February 16, 1987.

  4.3(a)(5)     Amendment to the Security and Guaranty Agreement between the Registrant and Freeman A. Ford dated
                December 8, 1987.

  4.3(b)(6)     Amendment to the Security and Guaranty Agreement between the Registrant and Freemen A. Ford dated
                February 1, 1988.

  4.3(c)(7)     Second Amendment to the Promissory Notes between the Registrant and Freeman A. Ford dated March 26, 1991.

  4.3(d)(9)     Form of Common Stock Purchase Warrant issued March 25, 1993 by the Registrant to Freeman A. Ford.

  4.3(e)(9)     Amendment to the Promissory Notes between the Registrant and Freeman A. Ford dated March 25, 1993.

  4.4           Common Stock Warrant issued January 19, 1994 to B. Severns.

  4.5           Reference Exhibits 3.1 and 3.2.

  10.1          Reference Exhibit 4.1.

  10.2          Reference Exhibit 4.2, 4.2(a) and 4.2(b).

  10.3(7)       1981 Incentive Stock Option Plan.

  10.4(7)       Form of 1981 Incentive Stock Option Agreement.

  10.8(1)       Standard form of Distributor Agreement.

  10.9(7)       Lease Agreement and Addenda for 2690 Middlefield Road, Redwood City, California, between Registrant, as Lessee, and Beals Martin and Associates, as Lessor, dated January 18, 1990.

  10.10(3)      FAFCO Solar Partners II Certificate of Limited Partnership and Limited Partnership Agreement.

  10.11         Reference Exhibit 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d) and 4.3(e).

  10.12(6)      Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated
                May 20, 1988.

  10.13(6)      For of Director's Warrant issued February 1988 to directors Berry and Selig.

  10.14(11)     1991 Stock Option Plan, as amended.

  10.14(a)(8)   Form of Stock Option Agreement used under the 1991 Stock Option Plan.

  10.15(8)      1991 Directors' Stock Option Plan.

  10.15(a)(8)   Form of Nonstatutory Stock Option Agreement used under 1991 Directors' Stock Option Plan.

  10.16(8)      Employee Stock Purchase Plan.

  10.16(a)(8)   Form of Subscription Agreement used under Employee Stock Purchase Plan.

  10.17(9)      Licensing Agreement and Addendum between the Registrant as Licensor, and Jang-Han Systems Engineering,
                as Licensee, dated January 1, 1993.

  10.18(10)     Export - Import and Technical License Agreement between the Registrant as Licensor and Ebara Corporation as Licensee, dated October 22, 1993.

  10.19(10)     Business Loan Agreement between Registrant as Borrower and Silicon Valley Bank as Lender, dated
                June 10, 1992.

  10.19(a)(10)  Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank, as Lender, dated
                March 8, 1994.

  10.19(b)      Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated
                June 5, 1995.

  10.19(c)      Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated
                August 7, 1995.

  10.19(d)      Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated
                September 22, 1995.

   10.19(e)     Loan Modification Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated
                February 8, 1996.

   10.20        Agency/Distributorship Agreement between Registrant, as Borrower and Silicon Valley Bank, as Lender,
                dated 12/10/94.

   11.1         Computation of Earnings Per Share (see Note 12 of Notes to Consolidated Financial Statements on pages
                14 and 15 of the Annual Report).

   13.1         Registrant's 1995 Annual Report to Shareholders.

   21.1         Subsidiaries of Registrant.

   23.1         Consent of Independent Accounts (see page 20).

   24.1         Power of Attorney (see page 19).