Form 10-Q
period 1996-03-31
FAFCO INC
filed 1996-05-06
CIK 352956

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 0-10120

                                   FAFCO, Inc.

             (Exact name of Registrant as specified in its charter)

          California                                    94-2159547

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             2690 Middlefield Road, Redwood City, California 94063

   (Address, including zip code, of Registrant's principal executive offices)

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

                                Yes X    No
                                   ---      ---

At May 3, 1996 , 3,298,311 shares of the Registrant's Common Stock, $.125 par value were issued and outstanding.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   FAFCO, Inc.

                           CONSOLIDATED BALANCE SHEET

                                                                     MARCH 31, 1996         DECEMBER 31, 1995
                                                                       (UNAUDITED)
- ---------------------------------------------------------------- ------------------------ ----------------------
ASSETS
Current assets:
Cash and cash equivalents                                               $  211,700              $  126,200
Accounts receivable, less allowance for doubtful accounts of
    $475,400 in 1996 and $463,900 in 1995                                1,869,900               1,149,600
Current portion of long-term notes receivable (net)                        262,600                  64,000
Inventories                                                                851,100                 717,200
Prepaid expenses and other current assets                                  217,000                 145,500
Other accounts receivable                                                    4,600
Deferred tax asset, net of allowance                                       125,200                 125,200
- --------------------------------------------------------------------------------------------------------------
Total current assets                                                     3,542,100               2,327,700
- --------------------------------------------------------------------------------------------------------------
Plant and equipment, at cost                                             2,418,200               2,345,100
Less accumulated depreciation and amortization                          (2,117,500)             (2,085,900)
- --------------------------------------------------------------------------------------------------------------
                                                                           300,700                 259,200
- --------------------------------------------------------------------------------------------------------------
Notes receivable and other assets (net)                                    109,500                 327,700
Deferred tax asset, net of allowance                                       485,800                 485,800
- --------------------------------------------------------------------------------------------------------------
Total assets                                                            $4,438,100              $3,400,400
- --------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
    Notes payable to bank                                               $  651,300              $  751,300
    Accounts payable and other accrued expenses                          1,504,000                 949,100
    Accrued compensation and benefits                                      314,400                 188,900
    Accrued warranty expanse                                               212,900                 216,000
    Income taxes payable                                                     2,300
- ---------------------------------------------------------------- ------------------------ ----------------------
Total current liabilities                                                2,684,900               2,105,300
- ---------------------------------------------------------------- ------------------------ ----------------------
Convertible subordinated notes $550,000 and $425,000 was owed
    to related parties in 1996 and 1995 respectively                       925,000                 600,000
Other non-current liabilities                                               20,200                  80,400
- ---------------------------------------------------------------- ------------------------ ----------------------
Total liabilities                                                        3,630,100               2,785,700
- ---------------------------------------------------------------- ------------------------ ----------------------
Shareholders' equity:
    Preferred Stock-authorized 1,000,000 shares of $1.00 par
       value, none of which has been issued
    Common Stock-authorized 10,000,000 shares of $0.125 par
       value; 3,298,311 issued and outstanding in 1996 and
       3,112,687 was outstanding in 1995.                                  412,200                 389,000
    Capital in excess of par value                                       5,105,100               5,035,600
    Notes receivable secured by Common Stock                               (75,100)                (75,100)
    Deficit                                                             (4,634,200)             (4,734,800)
- ---------------------------------------------------------------- ------------------------ ----------------------
Total shareholders' equity                                                 808,000                 614,700
- ---------------------------------------------------------------- ------------------------ ----------------------
Commitments and contingent liabilities
- ---------------------------------------------------------------- ------------------------ ----------------------
Total liabilities and shareholders' equity                              $4,438,100              $3,400,400
- ---------------------------------------------------------------- ------------------------ ----------------------

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                -----------------------------
                                                   1996               1995
                                                ----------        -----------
Net sales                                       $2,284,400        $ 2,089,300
Other income (net)                                  16,100                800
                                                ----------        -----------
    Total revenues                               2,300,500          2,090,100
                                                ----------        -----------
Cost of goods sold                               1,323,500          1,384,200
Marketing & selling expense                        469,100            566,100
General & administrative expense                   312,000            361,000
Research & development expense                      52,600            127,700
Net interest expense                                40,400             15,800
                                                ----------        -----------
 Total costs and expense                         2,197,600          2,454,800
                                                ----------        -----------
Income (loss) before income taxes                  102,900        $  (364,700)
Provision for income taxes                           2,300
                                                ----------        -----------
Net income (loss)                               $  100,600        $  (364,700)
                                                ==========        ===========
Primary net income (loss) per share             $     0.03        $     (0.10)
                                                ==========        ===========
Fully diluted net income per share              $     0.03        $     (0.10)
                                                ==========        ===========


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                               1996           1995
                                                                            -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ 100,600     $(364,700)
Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation                                                                31,600        40,100
    Allowance for doubtful accounts                                             11,500        10,300
Change in assets and liabilities:
    Change in accounts receivable                                             (974,100)      456,100
    Increase in inventories                                                   (133,900)     (201,200)
    Increase in prepaid expenses                                               (71,500)      (12,200)
    Decrease in other assets                                                   257,300         2,700
    Change in payables and accrued expenses                                    685,200      (105,200)
    Decrease in other non-current liabilities                                  (60,100)       (1,600)
                                                                             ---------     ---------
Net Cash used in operating activities                                         (153,400)     (175,700)
                                                                             ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                   (73,100)      (41,000)
                                                                             ---------     ---------
Net cash used in investing activities                                          (73,100)      (41,000)
                                                                             ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from borrowing                                                    325,000        50,000
    Proceeds from sale of common stock                                          92,800
    Repayment of borrowings                                                   (105,800)      (47,100)
                                                                             ---------     ---------
Net cash provided by financing activities                                      312,000         2,900
                                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents                            85,500      (213,800)
Cash and cash equivalents, beginning of period                                 126,200       338,000
                                                                             ---------     ---------
Cash and cash equivalents, end of period                                     $ 211,700     $ 124,200
                                                                             =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                 $  36,600     $  16,700
    Cash paid during the period for income taxes                             $  49,000

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Registrant's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1995, included in its 1995 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.

                                         March 31, 1996               December 31, 1995
                                         --------------               -----------------
Raw materials                               $462,900                      $395,200
Work in process                              212,800                       118,500
Finished goods                               175,400                       203,500
                                            --------                      --------
                                            $851,100                      $717,200
                                            ========                      ========

4. In February 1996, the Registrant entered into a line of credit agreement with Silicon Valley Bank, which line of credit allows the Registrant to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $348,700 at March 31, 1996. Amounts borrowed bear interest at prime rate plus 2 -1/2% per annum and are secured by the Registrant's assets along with The Gregory Company's assets. This line of credit expires on June 5, 1997.

Deferred tax assets are comprised of the following at:

                                               January 1, 1996   January 1, 1995
                                               ---------------   ---------------
Allowance for doubtful accounts                  $   197,000      $   199,400
Accrued expenses                                     142,300          140,000
Loss carryforwards                                 1,360,500          625,000
Tax credits                                          178,600          193,600
Other                                                116,400           53,900
                                                 -----------      -----------
                                                   1,994,800        1,211,900
Deferred tax asset valuation allowance            (1,383,800)        (600,900)
                                                 -----------      -----------
Total deferred taxes, net                        $   611,000      $   611,000
                                                 ===========      ===========

6.    Net Income (Loss) Per Share

Primary earnings per share were calculated as follows:

                                                                QUARTER ENDED MARCH 31,
                                                               ------------------------
                                                                  1996           1995
                                                               ----------   -----------
Net income (loss)                                              $  100,600   $  (364,700)
                                                               ----------   -----------
Average common shares outstanding                               3,298,311     3,100,887
Add:  Exercise of options reduced by the
number of shares purchased with proceeds
                                                                     N/A        262,892
Add:  Exercise of warrants reduced by the
number of shares purchased with proceeds
                                                                     N/A        118,261
Adjusted weighted average shares
outstanding                                                     3,298,311     3,482,040
                                                               ----------   -----------
Net loss per share                                             $     0.03   $     (0.10)
                                                               ==========   ===========


Primary earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants during each year.

Fully diluted earnings per share were calculated as follows:

                                                                QUARTER ENDED MARCH 31,
                                                                  1996          1995
                                                               ----------   -----------
Adjusted net (increase)                                        $  100,600   $  (357,000)
                                                               ----------   -----------
Average common shares outstanding                               3,298,311     3,100,887
Add:  Exercise of options reduced by the
number of shares purchased with proceeds
                                                                      N/A       262,892
Add:  Exercise of warrants reduced by the
number of shares purchased with proceeds
                                                                      N/A       118,261
Add:  conversion of convertible debt into
shares                                                                N/A       270,000
                                                               ----------   -----------
Adjusted weighted average shares
outstanding                                                     3,298,311     3,752,040
                                                               ----------   -----------
Net loss per common share assuming full
dilution                                                       $     0.03   $     (0.10)
                                                               ==========   ===========


Fully diluted earnings (loss) per share are calculated by dividing net income
(loss), adjusted for the dilutive after-tax effect of the interest expense associated with the convertible debt, by the sum of the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants, and upon conversion of convertible debt during each year.

Item 2

                                   FAFCO, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Results of Operations

Net sales for the quarter ended March 31, 1996 increased by 9.34% from $2,089,300 in 1995 to $2,284,400 in 1996. Revenues increased during the first quarter of 1996 over the corresponding quarter in 1995 due to increased unit sales of the Company's IceStor(TM) products and pool panel products. These increases were partially offset by decreased unit sales of the Company's automated swimming pool controls.

Costs of goods sold decreased from $1,384,200 (66.3% of net sales) in the first quarter of 1995 to $1,323,500 (57.9% of net sales) in the first quarter of 1996 due mainly to reductions in overhead which took place in the second half of 1995.

Marketing and selling expenses decrease from $566,100 (27.1% of net sales) in the in the first quarter of 1995 to $469,100 (20.5% of net sales) in the first quarter of 1996 due mainly to reduction in personnel in marketing support functions.

General and administrative expenses decreased from $361,000 (17.3% of net sales) in the first quarter of 1995 to $312,000 (13.7% of net sales) in the same quarter of 1996 due mainly to reductions in personnel.

Research and development expenses decreased from $127,700 (6.1% of net sales) in the first quarter of 1995 to $52,600 (2.3% of net sales) in the same quarter of 1996 due mainly to reductions in personnel.

Net interest expense increased by 155.7% from $15,800 (0.8% of net sales) in 1995 to $40,400 (1.8% of net sales) in 1996. This increase was due mainly to higher average daily borrowing in 1996 at higher interest rates.

Other income (net) included $15,900 in refunds of prior years' insurance premiums in the first quarter of 1996.

Liquidity and Capital Resources

At March 31, 1996, the Registrant's inventories had increased to $851,100 from $717,200 at December 31, 1995. This increase was due mainly to acquisition of inventories required to support the increased sales levels experienced during the first quarter of 1996.

At March 31, 1996, the Registrant's accounts payable and other accrued expenses had increased to $1,504,000 from $949,100 at December 31, 1995. This increase is primarily due to decreased cash flow during the quarter as a result of the Registrant's "Early Buy" program for Above Ground Pool systems and increased sales levels experienced during the quarter.

At March 31, 1996, the Registrant's accounts receivable had increased to $1,869,900 from $1,149,600 at December 31, 1995 due mainly to the effect of the Company's "Early Buy" program for Above Ground Pool panel sales which was introduced in 1996 along with increased sales levels experienced during the first quarter of 1996.

At March 31, 1996, the Registrant's accrued compensation and benefits had increased to $314,400 from $188,900 at December 31, 1995, due mainly to the fact that the December 1995 level was abnormally low due to heavy use of vacation while the Company was closed in the latter half of December.

At March 31, 1995, the Registrant's current ratio was 1.32 to 1 compared with
1.11 to 1 at December 31, 1995. The Registrant had working capital of $857,200 at March 31, 1996 compared with $222,400 at December 31, 1995. Total assets exceeded total liabilities by $808,000 at March 31, 1996 compared with $614,700 at December 31, 1995.

The Registrant believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

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

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibits

     None.

b.   Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAFCO, Inc. (Registrant)

DATE:  May 3, 1996                      BY:/s/Alex N. Watt
       -----------                         ---------------
                                        Alex N. Watt, Vice President -
                                        Finance and Administration and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)