Form 10-Q
period 1996-06-30
FAFCO INC
filed 1996-08-07
CIK 352956

===============================================================================

                        SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 0-10120

                                   FAFCO, Inc.
             (Exact name of Registrant as specified in its charter)

                          California                                            94-2159547
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

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

At August 14, 1996, 3,298,311 shares of the Registrant's Common Stock, $.125 par value were issued and outstanding.

===============================================================================

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   FAFCO, Inc.
                           CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30, 1996         DECEMBER 31, 1995
                                                                       (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $69,500                $126,200
Accounts receivable, less allowance for doubtful accounts of
    $489,900 in 1996 and $463,900 in 1995                                1,940,000               1,149,600
Current portion of long-term notes receivable (net)                        247,600                  64,000
Inventories                                                              1,031,600                 717,200
Prepaid expenses and other current assets                                  152,300                 145,500
Other accounts receivable                                                    2,100
Deferred tax asset, net of allowance                                       125,200                 125,200
- -------------------------------------------------------------------------------------------------------------
Total current assets                                                     3,568,300               2,327,700
- -------------------------------------------------------------------------------------------------------------
Plant and equipment, at cost                                             2,450,000               2,345,100
Less accumulated depreciation and amortization                          (2,093,800)             (2,085,900)
- -------------------------------------------------------------------------------------------------------------
                                                                           356,200                 259,200
- -------------------------------------------------------------------------------------------------------------
Notes receivable and other assets (net)                                    104,900                 327,700
Deferred tax asset, net of allowance                                       485,800                 485,800
- -------------------------------------------------------------------------------------------------------------
Total assets                                                            $4,515,200              $3,400,400
- -------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank                                                 $411,300                $751,300
    Accounts payable and other accrued expenses                          1,531,600                 949,100
    Accrued compensation and benefits                                      256,000                 188,900
    Accrued warranty expanse                                               240,300                 216,000
    Income taxes payable                                                    18,800
- -------------------------------------------------------------------------------------------------------------
Total current liabilities                                                2,458,000               2,105,300
- -------------------------------------------------------------------------------------------------------------
Convertible subordinated notes $550,000 and $425,000 was owed
    to related parties in 1996 and 1995 respectively                       925,000                 600,000
Other non-current liabilities                                               18,600                  80,400
- -------------------------------------------------------------------------------------------------------------
Total liabilities                                                        3,401,600               2,785,700
- -------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred Stock-authorized 1,000,000 shares of $1.00 par
       value, none of which has been issued
    Common Stock-authorized 10,000,000 shares of $0.125 par
       value; 3,298,311 issued and outstanding in 1996 and
       3,112,687 was outstanding in 1995.                                  412,200                 389,000
    Capital in excess of par value                                       5,105,100               5,035,600
    Notes receivable secured by Common Stock                               (75,100)                (75,100)
    Deficit                                                             (4,328,600)             (4,734,800)
- -------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                               1,113,600                 614,700
- -------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
- -------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $4,515,200              $3,400,400
- -------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                QUARTER ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                         ----------------------------       ----------------------------
                                             1996             1995              1996             1995
                                         ----------------------------       ----------------------------
Net sales                                $ 2,775,500      $ 2,712,500       $ 5,059,900      $ 4,801,800
Other income (net)                            20,300           26,000            36,400           26,800
                                         -----------      -----------       -----------      -----------

    Total revenues                         2,795,800        2,738,500         5,096,300        4,828,600
                                         -----------      -----------       -----------      -----------

Cost of goods sold                         1,583,900        1,843,400         2,907,400        3,227,600
Marketing & selling expense                  459,000          602,400           928,100        1,168,500
General & administrative expense             370,700          403,900           682,700          764,900
Research & development expense                 5,400          150,500            58,000          278,200
Net interest expense                          40,700           17,800            81,100           33,600
                                         -----------      -----------       -----------      -----------

    Total costs and expenses               2,459,700        3,018,000         4,657,300        5,472,800
                                         -----------      -----------       -----------      -----------

Income (loss) before income taxes            336,100         (279,500)          439,000         (644,200)
Provision for income taxes                    30,500                             32,800
                                         -----------      -----------       -----------      -----------

Net income (loss)                        $   305,600      ($  279,500)      $   406,200      ($  644,200)
                                         ===========      ===========       ===========      ===========

Primary net income (loss) per share      $      0.09      $     (0.08)      $      0.13      $     (0.19)
                                         -----------      -----------       -----------      -----------
Fully diluted net income per share       $      0.09      $     (0.08)      $      0.13      $     (0.19)

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         -------------------------------
                                                                             1996                1995
                                                                         -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $   406,200         $  (644,200)
Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation                                                              59,500              84,600
    Allowance for doubtful accounts                                           26,000              22,600
    Gain on sale of fixed assets                                              (6,000)
Change in assets and liabilities:
    Change in accounts receivable                                         (1,041,000)            407,900
    Increase in inventories                                                 (314,500)           (245,100)
    Increase in prepaid expenses                                              (6,900)            (19,600)
    Decrease in other assets                                                 261,900               5,200
    Increase in payables and accrued expenses                                702,100              87,600
    Decrease in other non-current liabilities                                (61,700)             (3,200)
                                                                         -----------         -----------
Net cash provided by (used in) operating activities                           25,600            (304,200)
                                                                         -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                (156,500)            (54,000)
    Proceeds from sale of property & equipment                                 6,000
                                                                         -----------         -----------
Net cash used in investing activities                                       (150,500)            (54,000)
                                                                         -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from borrowing                                                  325,000             115,000
    Proceeds from sale of common stock                                        92,800
    Repayment of borrowings                                                 (349,600)            (52,700)
                                                                         -----------         -----------
Net cash provided by financing activities                                     68,200              62,300
                                                                         -----------         -----------

Net increase (decrease) in cash and cash equivalents                         (56,700)           (295,900)
Cash and cash equivalents, beginning of period                               126,200             338,000
                                                                         ===========         ===========
Cash and cash equivalents, end of period                                 $    69,500         $    42,100
                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                             $    73,200         $    33,900
    Cash paid during the period for income taxes                         $     7,500         $    49,000

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Registrant's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1995, included in its 1995 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.

                                                        JUNE 30, 1996                 DECEMBER 31, 1995
                                                        -------------                 -----------------
                      Raw materials                         $534,900                       $395,200
                      Work in process                        233,900                        118,500
                      Finished goods                         262,800                        203,500
                                                          ==========                       ========
                                                          $1,031,600                       $717,200
                                                          ==========                       ========

4. In February 1996, the Registrant entered into a line of credit agreement with Silicon Valley Bank, which line of credit allows the Registrant to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $588,700 at June 30, 1996. Amounts borrowed bear interest at prime rate plus 2 -1/2% per annum and are secured by the Registrant's assets along with The Gregory Company's assets. This line of credit expires on June 5, 1997.

Deferred tax assets are comprised of the following at:

                                                   JANUARY 1, 1996        JANUARY 1, 1995
                                                   ---------------        ---------------
Allowance for doubtful accounts                       $  197,000              $ 199,400
Accrued expenses                                         142,300                140,000
Loss carryforwards                                     1,360,500                625,000
Tax credits                                              178,600                193,600
Other                                                    116,400                 53,900
                                                      ----------              ---------
                                                       1,994,800              1,211,900
Deferred tax asset valuation allowance                (1,383,800)              (600,900)
                                                      ==========              =========
Total deferred taxes, net                             $  611,000              $ 611,000
                                                      ==========              =========

6. Net Income (Loss) Per Share

Primary earnings per share were calculated as follows:

                                                     QUARTER ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                  1996                  1995                  1996                  1995
                                               ----------            ----------            ----------            ----------
Net income (loss)                              $  305,600            $ (279,500)           $  406,200            $ (644,200)
                                               ----------             ---------            ----------             ---------
Average common shares outstanding               3,298,311             3,100,887             3,209,579             3,100,887
Add:  Exercise of options reduced by the
number of shares purchased with proceeds
                                                   N/A                  280,835                N/A                  259,226
Add:  Exercise of warrants reduced by the
number of shares purchased with proceeds
                                                   N/A                  118,261                N/A                  118,261
Adjusted weighted average shares
outstanding                                     3,298,311             3,500,003             3,209,579             3,478,394
                                               ----------            ----------            ----------            ----------
Net loss per share                             $     0.09            $    (0.08)           $     0.13            $    (0.19)
                                               ==========            ==========            ==========            ==========

Primary earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants during each year.

Fully diluted earnings per share were calculated as follows:

                                                     QUARTER ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                  1996                  1995                  1996                  1995
                                               ----------            ----------            ----------            ----------
Net income (loss)                              $  305,600            $ (279,500)           $  406,200            $ (644,200)
                                               ----------            ----------            ----------            ----------
Average common shares outstanding               3,298,311             3,100,887             3,209,579             3,100,887
Add:  Exercise of options reduced by the
number of shares purchased with proceeds
                                                  N/A                   280,835               N/A                   259,226
Add:  Exercise of warrants reduced by the
number of shares purchased with proceeds
                                                  N/A                   118,261               N/A                   118,281
Add:  conversion of convertible debt into
shares                                            N/A                   N/A                   N/A                   N/A
                                               ----------            ----------            ----------            ----------
Adjusted weighted average shares
outstanding                                     3,298,311             3,500,003             3,209,579             3,478,394
                                               ----------            ----------            ----------            ----------
Net loss per common share assuming full
dilution                                       $     0.09            $    (0.08)           $     0.13            $    (0.19)
                                               ==========            ==========            ==========            ==========

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

Item 2


                                   FAFCO, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Results of Operations

Net sales for the quarter ended June 30, 1996 increased by 2.3% from $2,712,500 from 1995 to $2,775,500 in 1996. Net sale for the six months ended June 30, 1996 increased by 5.4% from $4,801,800 in 1995 to $5,059,900 in 1996. These increases were primarily due to increased IceStor(TM) and pool panel product sales partially offset by decreased unit sales of the Company's automated swimming pool controls.

Cost of goods sold decreased from $1,843,400 (68.0% of net sales) in the quarter ended June 30, 1995 to $1,583,900 (57.1% of net sales) in the corresponding quarter in 1996, and decreased from $3,227,600 (67.2% of net sales) for the six month period ended June 30, 1995 to $2,907,400 (57.5% of net sales) for the corresponding period in 1996. These decreases in cost of goods sold were due primarily to the spreading of reduced overhead costs over slightly higher net sales.

Marketing and selling expenses decreased from $602,400 (22.2% of net sales) in the quarter ended June 30 1995 to $459,000 (16.5% of net sales) in the same quarter of 1996 and a decrease from $1,168,500 (24.3% of net sales) in the six month period ended June 30, 1995 to $928,100 ( 18.3% of net sales) for the corresponding period in 1996. These increases were due mainly to the decrease of in-house sales support personnel.

General and administrative expenses decreased from $403,900 (14.9% of net sales) in the quarter ended June 30, 1995 to $370,700 (13.4% of net sales) in the same quarter in 1996 and from $764,900 (15.9% of net sales) in the six month period ended June 30, 1995 to $682,700 (13.5% of net sales) for the corresponding period in 1996. These decrease were due mainly to a reduction of cost associated with decreases in personnel throughout the company.

Research and development expensed decreased from $150,500 (5.6% of net sales) for the quarter ended June 30 1995 to $5,400 (0.2% of net sales) for the quarter ended June 30, 1996 and it decreased from $278,200 (5.8% of net sales) in the six month period ended June 30, 1995 to $58,000 (1.1% of net sales) for the corresponding period in 1996. These decreases were primarily a result of decrease in personnel in the research and development area.

Net interest expense increased from $17,800 (0.7% of net sales) in the quarter ended June 30, 1995 to $40,700 (1.5% of net sales) for the quarter ended June 30, 1996 and increased from $33,600 (0.7% of net sales) in the six month period ended June 30, 1995 to $81,100 (1.6% of net sales) for the corresponding period in 1996. These increases were mainly due to higher average daily borrowing in 1996 along with higher interest rates in 1996.

Other income (net) included $14,100 in refunds of prior year's insurance premiums in the second quarter and $30,000 during the first six months of 1996 compared with $24,400 in the second quarter and the first six months of 1995.

Liquidity and Capital Resources

At June 30, 1996, the Registrant's inventories had increased to $1,031,600 from $717,200 at December 31,1995. This increase was due mainly to acquisition of inventories required to support the increased sales levels experienced during the first half of 1996.

At June 30, 1996, the Registrant's accounts payable and other accrued expenses had increased to $1,531,600 from $949,100 at December 31, 1995. This increase is primarily due to decreased cash flow during the first half of 1996 as a result of the Registrant's "Early Buy" program from Above Ground Pool systems and increased sales levels experienced during the quarter.

At June 30, 1996, the Registrant's accounts receivable had increased to $1,940,000 from $1,149,600 at December 31, 1995 due mainly to the effect of the Company's "Early Buy" program for Above Ground Pool panel sales which was introduced in 1996 along with increased sales levels experienced during the first half of 1996.

At June 30, 1996, the Registrant's accrued compensation and benefits had increased to $256,000 from $188,900 at December 31, 1995, due mainly to the fact that the December 1995 level was abnormally low due to heavy use of vacation while the Company was closed in the latter half of December.

At June 30, 1996, the Registrant's current ratio was 1.45 to 1 compared with
1.11 to 1 at December 31, 1995. The Registrant had working capital of $1,110,300 at June 30, 1996 compared with $222,400 at December 31, 1995. Total assets exceeded total liabilities by $1,113,600 at June 30, 1996 compared with $614,700 at December 31, 1995.

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

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a. The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q.

EXHIBIT NO.       DESCRIPTION
4.6               Form of Subordinated Note and Warrant Purchase Agreement dated as of March 27, 1996 between Registrant and certain investors.

10.19(g)          Amended and Restated Loan and Security Agreement between
                  Registrant as Borrower and Silicon Valley Bank as Lender dated
                  June 5, 1996.

b. Reports on Form 8-K

   A report on Form 8-K was filed on March 28, 1996 reporting the extension of the Registrant's bank line of credit.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FAFCO, Inc. (Registrant)



DATE:    August 14, 1996                    BY:/s/Alex N. Watt
       -------------------                     ---------------
                                            Alex N. Watt, Vice President -
                                            Finance and Administration and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer

                                                                                                     Subsequently
                                                   ITEMS                                           Numbered Pages
=================================================================================================================
EXHIBIT NO.       DESCRIPTION
4.6               Form of Subordinated Note and Warrant Purchase Agreement dated as of March 27,          Page 12
                  1996 between Registrant and certain investors.

10.19(g)          Amended and Restated Loan and Security Agreement between Registrant as Borrower         Page 45
                  and Silicon Valley Bank as Lender dated June 5, 1996.