Form 10-Q
period 1996-09-30
FAFCO INC
filed 1996-11-07
CIK 352956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the transition period from _____________ to ________________

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

At November 1, 1996, 3,298,311 shares of the Registrant's Common Stock, $.125 par value were issued and outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                   FAFCO, Inc.
                           CONSOLIDATED BALANCE SHEET

                                                                   SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                                       (UNAUDITED)
                                                                   ------------------     -----------------
ASSETS
Current assets:
Cash and cash equivalents                                            $   121,500              $   126,200
Accounts receivable, less allowance for doubtful accounts of
    $497,000 in 1996 and $463,900 in 1995                              1,770,000                1,149,600
Current portion of long-term notes receivable (net)                      232,600                   64,000
Inventories                                                              712,900                  717,200
Prepaid expenses and other current assets                                139,500                  145,500
Other accounts receivable                                                  8,400
Deferred tax asset, net of allowance                                     125,200                  125,200
                                                                     -----------              -----------
Total current assets                                                   3,110,100                2,327,700
                                                                     -----------              -----------
Plant and equipment, at cost                                           2,456,600                2,345,100
Less accumulated depreciation and amortization                        (2,113,000)              (2,085,900)
                                                                     -----------              -----------
                                                                         343,600                  259,200
                                                                     -----------              -----------
Notes receivable and other assets (net)                                  103,200                  327,700
Deferred tax asset, net of allowance                                     485,800                  485,800
                                                                     -----------              -----------
Total assets                                                         $ 4,042,700              $ 3,400,400
                                                                     ===========              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank                                            $   712,600              $   751,300
    Accounts payable and other accrued expenses                        1,009,900                  949,100
    Accrued compensation and benefits                                    275,900                  188,900
    Accrued warranty expanse                                             225,400                  216,000
    Income taxes payable                                                  18,800
                                                                     -----------              -----------
Total current liabilities                                              2,242,600                2,105,300
                                                                     -----------              -----------
Convertible subordinated notes ($550,000 and $425,000 was owed
    to related parties in 1996 and 1995 respectively)                    925,000                  600,000
Other non-current liabilities                                             29,300                   80,400
                                                                     -----------              -----------
Total liabilities                                                      3,196,900                2,785,700
                                                                     -----------              -----------
Shareholders' equity:
    Preferred Stock-authorized 1,000,000 shares of $1.00 par
       value, none of which has been issued
    Common Stock-authorized 10,000,000 shares of $0.125 par
       value; 3,298,311 issued and outstanding in 1996 and
       3,112,687 was outstanding in 1995                                 412,200                  389,000
    Capital in excess of par value                                     5,105,100                5,035,600
    Notes receivable secured by Common Stock                             (75,100)                 (75,100)
    Deficit                                                           (4,596,400)              (4,734,800)
                                                                     -----------              -----------
Total shareholders' equity                                               845,800                  614,700
                                                                     -----------              -----------
Commitments and contingent liabilities
                                                                     -----------              -----------
Total liabilities and shareholders' equity                           $ 4,042,700              $ 3,400,400
                                                                     ===========              ===========

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                 QUARTER ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                          ------------------------------        ------------------------------
                                              1996               1995              1996               1995
                                          -----------        -----------        -----------        -----------

Net sales                                 $ 1,757,900        $ 1,707,500        $ 6,817,800        $ 6,509,300
Other income (net)                             (3,400)             7,600             33,000             34,400
                                          -----------        -----------        -----------        -----------

    Total revenues                          1,754,500          1,715,100          6,850,800          6,543,700
                                          -----------        -----------        -----------        -----------

Cost of goods sold                          1,239,300          1,432,100          4,146,700          4,659,700
Marketing & selling expense                   381,600            532,000          1,309,700          1,700,500
General & administrative expense              330,600            436,200          1,013,300          1,201,100
Research & development expense                 28,200            109,900             86,200            388,100
Net interest expense                           42,600             25,700            123,700             59,300
                                          -----------        -----------        -----------        -----------

    Total costs and expenses                2,022,300          2,535,900          6,679,600          8,008,700
                                          -----------        -----------        -----------        -----------

Income (loss) before income taxes            (267,800)          (820,800)           171,200         (1,465,000)
Provision for income taxes                                                           32,800
                                          -----------        -----------        -----------        -----------

Net income (loss)                         ($  267,800)       ($  820,800)       $   138,400        ($1,465,000)
                                          ===========        ===========        ===========        ===========


Primary net income (loss) per share       $     (0.08)       $     (0.24)       $      0.04        $     (0.43)
                                          -----------        -----------        -----------        -----------
Fully diluted net income per share        $     (0.08)       $     (0.24)       $      0.04        $     (0.43)


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                      1996               1995
                                                                                    ---------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $ 138,400        ($1,465,000)
Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation                                                                       88,300            128,800
    Allowance for doubtful accounts                                                    33,100             28,300
    (Gain) loss on sale of fixed assets                                                (6,100)            16,100
    Provision for inventory reserve                                                                       45,000
Change in assets and liabilities:
    Change in accounts receivable                                                    (869,500)         1,201,300
    Change in inventories                                                               4,300            (69,400)
    Change in prepaid expenses                                                          6,000            (40,400)
    Change in other assets                                                            263,500           (412,700)
    Change in payables and accrued expenses                                           187,300           (295,500)
    Decrease in other non-current liabilities                                         (63,300)            (4,800)
                                                                                    ---------        -----------
Net cash used in operating activities                                                (218,000)          (868,300)
                                                                                    ---------        -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                         (172,700)           (68,600)
    Proceeds from sale of property & equipment                                          6,100
                                                                                    ---------        -----------
Net cash used in investing activities                                                (166,600)           (68,600)
                                                                                    ---------        -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under subordinated debt agreements ($175,000
    from related parties)                                                             325,000
    Proceeds from sale of common stock                                                 92,800
    Net borrowings (repayments) under bank revolving line of credit                   (38,700)           701,300
Net increase (reduction) in capital lease obligations                                     800            (16,100)
Repurchase of common stock                                                                                (4,500)
                                                                                    ---------        -----------
Net cash provided by financing activities                                             379,900            680,700
                                                                                    ---------        -----------

Net decrease in cash and cash equivalents                                              (4,700)          (256,200)
Cash & cash equivalents, beginning of period                                          126,200            338,000
                                                                                    =========        ===========
Cash and cash equivalents, end of period                                            $ 121,500        $    81,800
                                                                                    =========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                        $  73,200        $    55,900
    Cash paid during the period for income taxes                                    $   7,500        $    49,000

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Registrant's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1995, included in its 1995 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.

                                                     SEPTEMBER 30, 1996               DECEMBER 31, 1995
                                                   ------------------------       --------------------------
                      Raw materials                        $319,300                        $395,200
                      Work in process                       194,300                         118,500
                      Finished goods                        199,300                         203,500
                                                           ========                        ========
                                                            712,900                        $717,200
                                                           ========                        ========

4. In February 1996, the Registrant entered into a line of credit agreement with Silicon Valley Bank, which line of credit allows the Registrant to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $287,400 at September 30, 1996. Amounts borrowed bear interest at prime rate plus 2-1/2% per annum and are secured by the Registrant's assets along with The Gregory Company's assets. This line of credit expires on June 5, 1997.

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
                                                 ===========        ===========

6.    Net Income (Loss) Per Share

Primary earnings per share were calculated as follows:



                                                              QUARTER ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                                1996               1995               1996             1995
                                                                ----               ----               ----             ----
Net income (loss)                                            ($  267,800)       ($  820,800)       $  138,400       ($1,465,000)
                                                             -----------        -----------        ----------       -----------
Average common shares outstanding                              3,298,311          3,097,887         3,209,579         3,097,887

Add:  Exercise of options reduced by the
number of shares purchased with proceeds                             N/A            223,635               N/A           194,823

Add:  Exercise of warrants reduced by the
number of shares purchased with proceeds                             N/A            111,458               N/A           111,458

Adjusted weighted average shares
outstanding                                                    3,298,311          3,432,980         3,209,579         3,404,168
                                                             -----------        -----------        ----------       -----------
Earnings net (loss) per share                                ($     0.08)       ($     0.24)       $     0.04       ($      .43)
                                                             ===========        ===========        ==========       ===========


Primary earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants during each year.

Fully diluted earnings per share were calculated as follows:

                                                                   QUARTER ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30                       SEPTEMBER 30,
                                                              1996               1995              1996              1995
                                                          -----------        -----------        ----------       -----------
Adjusted net (increase)                                   ($  267,800)       ($  820,800)       $  138,400       ($1,465,500)
                                                          -----------        -----------        ----------       -----------
Average common shares outstanding                           3,298,311          3,097,887         3,209,579         3,097,887

Add:  Exercise of options reduced by the
number of shares purchased with proceeds                          N/A            223,635               N/A           194,823

Add:  Exercise of warrants reduced by
the number of shares purchased with
proceeds                                                          N/A            111,458               N/A           111,458
Add:  conversion of convertible debt
into shares                                                       N/A                N/A               N/A               N/A
                                                          -----------        -----------        ----------       -----------
Adjusted weighted average shares
outstanding                                                 3,298,311          3,432,980         3,209,579         3,404,168
                                                          -----------        -----------        ----------       -----------
Net (loss) per common share assuming
full dilution                                             ($     0.08)       ($     0.24)       $     0.04       ($      .43)
                                                          ===========        ===========        ==========       ===========


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

Item 2

                                   FAFCO, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Results of Operations

Net sales for the quarter ended September 30, 1996 increased by 3.0% from $1,707,500 in 1995 to $1,757,900 in 1996. Net sales for the nine months ended September 30, 1996 increased by 4.7% from $6,509,300 in 1995 to $6,817,800 in
1996. These increases were primarily due to increased IceStor(TM) and pool panel product sales partially offset by decreased unit sales of the Company's automated swimming pool controls.

Cost of goods sold decreased from $1,432,100 (83.9% of net sales) in the quarter ended September 30, 1995 to $1,239,300 (70.5% of net sales) in the corresponding quarter in 1996, and decreased from $4,659,700 (71.6% of net sales) for the nine month period ended September 30, 1995 to $4,146,700 (60.8% of net sales) for the corresponding period in 1996. These decreases in cost of goods sold were due primarily to the spreading of reduced overhead costs over slightly higher net sales.

Marketing and selling expenses decreased from $532,000 (31.2% of net sales) in the quarter ended September 30 1995 to $381,600 (21.7% of net sales) in the same quarter of 1996 and decreased from $1,700,500 (26.1% of net sales) in the nine month period ended September 30, 1995 to $1,309,700 (19.2% of net sales) for the corresponding period in 1996. These decreases were due mainly to the decrease of in-house sales support personnel.

General and administrative expenses decreased from $436,200 (25.5% of net sales) in the quarter ended September 30, 1995 to $330,600 (18.8% of net sales) in the same quarter in 1996 and from $1,201,100 (18.5% of net sales) in the nine month period ended September 30, 1995 to $1,013,300 (14.9% of net sales) for the corresponding period in 1996. These decrease were due mainly to a reduction of cost associated with decreases in personnel throughout the company.

Research and development expensed decreased from $109,900 (6.4% of net sales) for the quarter ended September 30, 1995 to $28,200 (1.6% of net sales) for the quarter ended September 30, 1996 and decreased from $388,100 (6.0% of net sales) in the nine month period ended September 30, 1995 to $86,200 (1.3% of net sales) for the corresponding period in 1996. These decreases were primarily a result of a decrease in personnel in the research and development area.

Net interest expense increased from $25,700 (1.5% of net sales) in the quarter ended September 30, 1995 to $42,600 (2.4% of net sales) for the quarter ended September 30, 1996 and increased from $59,300 (0.9% of net sales) in the nine month period ended September 30, 1995 to $123,700 (1.8% of net sales) for the corresponding period in 1996. These increases were mainly due to higher average daily borrowing in 1996 along with higher interest rates in 1996.

Other income (net) included $30,000 in refunds of prior year's insurance premiums during the first nine months of 1996 compared with $24,000 during the first nine months of 1995.

Liquidity and Capital Resources

At September 30, 1996, the Registrant's inventories were stable at $712,900 compared with $717,200 at December 31, 1995.

Part I - FINANCIAL INFORMATION (continued)

At September 30, 1996, the Registrant's accounts payable and other accrued expenses had increased to $1,009,900 from $949,100 at December 31, 1995. This increase is primarily due to slightly increased sales levels experienced during the year.

At September 30, 1996, the Registrant's accounts receivable had increased to $1,770,000 from $1,149,600 at December 31, 1995 due mainly to the increase in sales of IceStor(TM) products during the period along with new customer sales of Above Ground Pool panels.

At September 30, 1996, the Registrant's accrued compensation and benefits had increased to $275,900 from $188,900 at December 31, 1995, due mainly to the fact that the December 1995 level was abnormally low due to heavy use of vacation while the Company was closed in the latter half of December.

At September 30, 1996, the Registrant's current ratio was 1.39 to 1 compared with 1.11 to 1 at December 31, 1995. The Registrant had working capital of $867,500 at September 30, 1996 compared with $222,400 at December 31, 1995. Total assets exceeded total liabilities by $845,800 at September 30, 1996 compared with $614,700 at December 31, 1995.

The Registrant believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibits:

     27 Financial Data Schedule

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FAFCO, Inc. (Registrant)



DATE:    November 1, 1996                     BY:/s/Alex N. Watt
       --------------------                      ---------------
                                              Alex N. Watt, Vice President -
                                              Finance and Administration and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer

                                 Exhibit Index





Exhibit                 Description
-------                 -----------
27                      Financial Data Schedule