Form 10-K
period 1996-12-31
FAFCO INC
filed 1997-03-31
CIK 352956

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange 	Act of 1934 (No Fee Required)

For the transition period from ________________ to _______________.

Commission file number 0-10120

                                   FAFCO, Inc.
               (Exact name of registrant as specified in its charter)

California	                                                           94-2159547
(State or other jurisdiction of                 (IRS Employer Idetification No.)
incorporation or organization)


2690 Middlefield Road, Redwood City, California	                           94063
(Address of principal executive offices)	                             (Zip Code)

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

                                      Yes    X     No
                                      ----      ----

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 2, 1997 was $188,400 based upon the average of the bid and ask prices reported for such date by the National Quotation Bureau. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1996, was 3,298,311.

Documents Incorporated by Reference

Document Description	                                             Form 10-K Part
Portions of Exhibit 13.1 the Company's 1996 Annual Report to Shareholders
	(The Annual Report)...................................................I, II, IV

The Company's Definitive Proxy Statement (the Proxy Statement) for the	1997
Annual Meeting to be held on April 24, 1997 (the Proxy Statement is 	expected to
be filed pursuant to Regulation 14A on or before April 30, 1997)............ III
                               _____________________________

With the exception of the information specifically incorporated by reference in Parts I, II, III and IV of this Form 10-K, neither the Company's Annual Report nor the Company's Proxy Statement is to be deemed filed as part of this report.

PART I

Item 1.	Business

Introduction

FAFCO, Inc. (FAFCO, the Company, or Registrant) designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 58% of net sales in 1996 compared to 62% of net sales in 1995 and 57% of net sales in 1994. Thermal energy storage sales amounted to 42% of net sales in 1996 compared to 38% of net sales in 1995 and 42% of net sales in 1994.

The Company manufactures products for the solar heating of water for low and medium temperature applications. From the inception of the Company's predecessor as a sole proprietorship in 1969 until 1976, efforts were largely devoted to the refinement of the Company's initial product, a solar heating system for swimming pools - a low temperature solar application. Since that time, the Company has focused on increasing its share of the pool heating market by extending its network of independent distributors, decreasing its manufacturing costs, and improving its initial product. In 1983, a passive domestic hot water heating system, the 444, was introduced (this product was discontinued in early 1994). In 1987, the Company introduced a thermal energy storage system based on the same heat exchanger technology as is used in its swimming pool heating systems. In 1993, the Company introduced an electronic control system for swimming pool solar heating systems (this product was discontinued in December 1996).

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

Thermal Energy Storage

FAFCO also designs, develops, manufactures, and markets a static, glycol ice builder for the thermal storage market. Since the product's introduction, FAFCO has sold these ice banks primarily to the commercial air conditioning market for use in off-peak air conditioning systems.

Products

Swimming Pool Heating

The FAFCO solar pool heating system is composed of six to twelve solar collectors, a sun sensor, an automatic control, and associated accessories. The collectors and sensor are typically mounted on the roof of a pool owner's home and connected to the pool pump and automatic control.

The customer sets the automatic control for the desired water temperature and, when the sensor detects that there is sufficient solar energy for the system to function efficiently, the automatic control directs the flow of water from the pool to the collectors. The water absorbs heat as it passes through the collectors and then flows back to the pool. When the desired water temperature is achieved or when there is insufficient solar energy, the automatic control redirects the flow of water back to the pool and water is drained from the collectors. When the water temperature drops or there is sufficient solar energy, the system is reactivated automatically.

In February 1996, the Company introduced a version of its solar pool heating system specifically designed for above ground swimming pools. This system is composed of one or two solar collectors optimized for use in heating above ground swimming pools and designed to lie flat on the ground or to be mounted on a rack on the ground.

In May 1996, the Company introduced a new and improved version of its solar collector that has a higher thermal performance due to its unique heat exchange tube design. The tube design incorporates molded indentations which enhance the heat transfer coefficient by increasing fluid turbulence.

The Company's solar collectors are composed entirely of a polyolefin material (a high molecular weight polymer compound) and made up of small round tubes formed side by side in a rectangular shape either one-by-two meter, four-by-eight feet, four-by-ten feet, four-by-twelve feet or four-by-twenty feet in size, with submanifolds and header pipes thermoformed on each end.
This design provides for a maximum heating surface and even water flow in order to transfer 75 to 90 percent of the available solar energy to the pool water. The polyolefin material, which has been specially formulated by the Company, is black in color (to optimize solar energy absorption) and has the inherent advantages over other possible materials of lower cost, lighter weight, and higher resistance to the corrosive effects of pool chemicals and degradation resulting from ultraviolet radiation, heat, and other environmental effects.

In May 1993, the Company introduced a proprietary microprocessor-based control (AutoPool) for its solar pool heating systems. Prior to May 1993, the Company had a private label arrangement with an automatic control manufacturer. Because of lack of demand for the Company's AutoPool control, this product was discontinued effective January 1, 1997. The Company has ongoing obligations to service and provide spare parts for AutoPool controls sold prior to that time.

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

Thermal Energy Storage

The Company's thermal energy storage (IceStor) systems utilize nighttime electrical capacity to create stored cooling energy. This is normally done by storing inexpensive "off-peak" energy in the form of either chilled water or ice. The next day, this stored cooling capacity is used in conjunction with the building's air conditioning equipment to significantly reduce electrical requirements for cooling during times of high electrical demand and high electrical cost.

Cool storage systems offer electrical utilities a solution to their fundamental, long-term problem: increasing peak demand for power during periods of limited available capacity (i.e. during business hours). IceStor technology shifts energy consumption to off-peak periods when there is available capacity and lower demand.

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

In the past, the Company has canceled several distributor agreements for reasons of inadequate performance by the distributor, primarily failure to provide adequate sales, installation and service support for the Company's products.
To date, the Company has generally been able to find qualified replacements.

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

FAFCO solar systems are designed to require only minimal maintenance, which can usually be performed either by the consumer using an owner's manual or by the distributor's service personnel.

Thermal Energy Storage Systems

The Company markets its IceStor products through independent contractors who design and build heating and cooling systems for commercial and industrial applications. The Company has also licensed its IceStor products for sale overseas, including to design-and-build, heating, ventilating, and air-conditioning companies in Taiwan, Korea, Japan, and the People's Republic of China. These licensing agreements provide for licensees' assembly and sale of IceStor products in those countries.

Sales by Geographic Area

The Company's net sales during 1996, 1995, and 1994 were geographically distributed approximately as follows:

State             1996  1995  1994
California        17%   21%   24%
Florida           34%   37%   38%
Oklahoma          0%    7%    10%
Other States      35%   20%   13%
Foreign Countries 14%   15%   15%
-------------------------------------
                  100%  100%  100%

Three of the Company's customers, Kailay International, Ebara Corporation, and Florida Solar, accounted for 13.8%, 11.9%, and 11.8% of the Company's fiscal 1996 net sales. Kailay International also accounted for 10.0% of the Company's fiscal 1995 net sales. During 1995 and 1996, Kailay International and Ebara Corporation were the licensees for the Company's IceStor products in Taiwan and Japan, respectively, and as such, purchased IceStor products and components for assembly into products for resale to end users in Taiwan and Japan respectively. During 1996, Florida Solar was a distributor of this Company's pool products and, as such, purchased pool panels and components for resale to end users in Florida. No other customer accounted for 10% or more of the Company's net sales in fiscal 1994, 1995, or 1996. A material reproduction in orders from or the loss of one of the Company's major customers without an ability to replace such lost sales would have a material adverse effect on the Company's operating results and financial condition.

Foreign sales of the Company's products are made through independent foreign distributors and licensees. Sales to foreign distributors and licensees are shipped directly from the Company's facilities in California and invoiced in U.S. dollars. Export sales are subject to certain controls and restrictions, including tariffs and import duties, and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions; however, to date, the Company has not experienced any material difficulties relating to such limitations.

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

Sales of IceStor products are made against individual purchase orders to general contractors or Heating, Ventilating, and Air Conditioning ("HVAC") contractors for specific new construction projects or for retrofit in existing buildings. The Company typically ships these products within six weeks or less of receipt of an order; therefore, the Company's backlog with respect to IceStor products at any date is also usually insignificant and not a meaningful indicator of future sales.

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

Manufacturing

FAFCO's manufacturing activities consist primarily of the production of polyolefin solar collectors and IceStor heat exchangers, automatic controls, components for its solar systems, and IceStor containers. A total system approach is emphasized in order to ensure the effectiveness and reliability of the Company's products after they have been installed, eliminating the need for distributors to rely upon materials from other suppliers.

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

FAFCO has qualified multiple sources of supply for all of its resins, materials, and subassemblies. However, certain materials and subassemblies are obtained from single sources. The Company believes these items could be supplied by the Company's other qualified sources if sufficient lead-time were provided. The Company attempts to maintain additional inventory of such materials to mitigate the risk of supply shortages; however, any prolonged inability to obtain such items would have a material adverse effect on the Company's results of operations. To date, the Company has not experienced any significant manufacturing problems or delays due to shortages of materials.

Quality assurance is performed by FAFCO at its manufacturing facility. Test and inspection procedures are a part of substantially all production and assembly operations. In addition, the Company uses it own diagnostic equipment and laboratory to continually test and inspect raw materials, work inprocess, and finished goods.

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

A number of companies in the United States manufacture thermal energy storage systems of various types similar to the Company's IceStor product. The industry is in the early stages of development and additional competitors are expected to enter the market over time. At the present time, the Company believes that the main competitive factors in the thermal energy storage market are performance, reliability, and price. The Company believes that it competes favorably with respect to these factors. However, several of its competitors have greater financial, marketing, and technological resources than those of the Company which may adversely affect the Company's ability to compete in this area.

Research and Development

For the years ended December 31, 1996, 1995, and 1994, the Company's research and development expenses were $116,000, $460,100, and $484,300, respectively. The majority of the research and development costs incurred in 1996 related to an improved solar heating product for in-ground pools, which was introduced in April 1996.

The Company currently uses consulting engineers, in addition to staff engineers, who are responsible for existing product improvement, applications engineering, and new product research and development. The Company is exploring other potential revenue-producing uses for its polyolefin extrusions.

Patents, Trademarks, and Licenses

FAFCO currently holds four United States patents and one foreign patent relating to certain aspects of its products and manufacturing technology. In addition, the Company has two patent applications pending. These patents expire at various times between March 1997 and July 2003. However, the Company believes that patent protection is secondary to such factors as ongoing product development and refinement, the knowledge and experience of its personnel, and their ability to design, manufacture, and successfully market the Company's products.

From time to time, the Company has registered as trademarks certain product names and marks in order attempt to establish and preserve its right to those product names and marks.

The Company has granted licenses to assemble and sell IceStor in Taiwan, Korea, Japan, and the People's Republic of China to a Taiwanese company, a Korean company, a Japanese company, and a People's Republic of China company, respectively. See "Marketing and Sales" above.

Employees

At December 31, 1996, the Company had a total of fifty-three (53) full-time and two (2) part-time employees, including eight (8) in marketing, two (2) in research and development, thirty (30) in manufacturing, and eight (8) in general management and administration. The Company also uses temporary employees from agencies to fill seasonal needs. The Company has never had a work stoppage. No employees are represented by a labor organization.

Seasonality

Information regarding the seasonality of the Company's business is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Seasonality" on page 20 of the Annual Report, which information is incorporated herein by reference.

Environmental Regulations

The Company is subject to a number of environmental regulations concerning potential air and water pollution. However, such regulations have not in the past had any material adverse effect on the Company's business. There can be no assurance that compliance with existing or future regulations will not require the expenditure of funds or the modification of the Company's manufacturing process, which could have a material adverse effect on the Company's business or financial condition.

Item 2.	Properties

The Company's principal executive offices and manufacturing facilities for its products are located in a single 42,500 square foot facility in Redwood City, California. A lease expiring in the year 2000 covers this facility. See Note 11 of "Notes to Consolidated Financial Statements" on page 14 of the Annual Report, which information is incorporated herein by reference. The Company believes that its current facilities are adequate to meet its requirements for space in the foreseeable future. Manufacturing space is being fully utilized at the present time. However, additional demand can be accommodated by adding second and third employee shifts.

Item 3.	Legal Proceedings

There are presently no pending material legal proceedings to which the Company is a party or to which any of its property is subject, except for routine legal proceedings incidental to the Company's business.

The Company has received correspondence from The Coca-Cola Company claiming that the Company's use of a polar bear design in its advertising materials infringes upon Coca-Cola copyrights in a television commercial and Coca-Cola's alleged unregistered polar bear design trademark for merchandise. The Company believes that The Coca-Cola Company's allegations are unfounded, but it is continuing to investigate and assess the matter.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1996.

Executive Officers of the Registrant

The executive officers of the Company are set forth below. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any executive officers or directors.

Freeman A. Ford, age 56, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984. Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 55, serves as Vice President of Finance and Administration, Chief Financial Officer, and Secretary. Mr. Watt joined the Company as its Vice President-Finance and Chief Financial Officer in July 1984, and has served as Secretary since March 1985.

David Harris, age 41, serves as Vice President, Pool Products. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993), and President-Pool Products Division (from May 1993 until May 1995).

Michael Anderson, age 51, has served as Vice President, Commercial Products since May 1995. Mr. Anderson joined the Company in September 1984 as Vice President, Sales and Marketing and held that position until February 1987.
Mr. Anderson served as President of Marcus Company, a manufacturer's representative for HVAC and refrigeration products from March 1987 until May 1993, when he rejoined the Company as President, Commercial Products Division.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Information regarding the market for and market prices of the Company'sCommon Stock, the number of shareholders of record, and information regarding dividends is set forth under the heading "Common Stock Data" on page 17 of the Annual Report, which information is incorporated herein by reference.

Item 6.	Selected Financial Data

Selected financial data for the Company is set forth in the table entitled "Five-Year Summary of Operations" on page 17 and in the last sentence of the text under the table entitled "Common Stock Data" on page 18 of the Annual Report, which information is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the heading "Management's Discussion and Analysis" on pages 19 through 21 of the Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company are set forth on pages 5 through 15 of the Annual Report, which information is incorporated herein by reference. The supplementary financial information of selected quarterly financial data is not required under Regulation S-K Item 302, because the Company does not meet the tests set forth therein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

On December 11, 1996, FAFCO, Inc. dismissed Price Waterhouse LLP as its independent accounts.

The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Registrant's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audits for the two most recent fiscal years and through December 11, 1996, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and through December 11, 1996, there have been no reportable events as defined in Regulation S-K item 304 (a) (1)
(v).

The Registrant requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated December 11, 1996, was filed as
Exhibit 16.1 of that Form 8-K.

New independent accountants.

The Registrant engaged Burr, Pilger & Mayer as its new independent accountants as of December 11, 1996.

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

Information regarding the filing of reports by insiders under Section 16(a) of the Exchange Act is to be set forth under the heading "Election of Directors Compliance" in the Company's Proxy Statement, which information is incorporated herein by reference.

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

1. Financial Statements

The consolidated balance sheets for the years ended December 31, 1996 and 1995, the Consolidated Statement of Operations, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1996, and the notes thereto appear on pages 5 through 15 of Exhibit 13.1 to this Annual Report on Form 10-K.

2. Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedule (see page 16 of this Annual Report on Form 10-K).

The following schedule for the years ended December 31, 1996, 1995, and 1994 is included in this report. Such schedule should be read in conjunction with the consolidated financial statements in the Annual Report.

Schedule II - Valuation and Qualifying Accounts and Reserves

Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	The following exhibits are filed as part of or incorporated by reference, to the extent indicated herein, in this Annual Report on Form 10-K.

Exhibit No.	Description (footnotes appear at the end of the exhibit list)

3.1(1)	         Articles of Incorporation, as amended.
3.2(3)	         Bylaws, as amended.
4.1(1)	         Stock Purchase Agreement dated April 14, 1977, between
                Registrant and certain investors.
4.2(3)	         10% Convertible Subordinated Notes Purchase Agreement dated
                March 27, 1984, between Registrant and certain investors.
4.2(a)(2)	      Amendment to Subordinated Note Purchase Agreement dated March
                27, 1990.
4.2(b)(9)	      Amendment to 10% Subordinated Note Agreement dated March 25,
                1991.
4.3(4)*        	Security and Guaranty Agreement and Common Stock Purchase
                Warrant between the Registrant and Freeman A. Ford dated
                February 16, 1987.
4.3(a)(5)*	     Amendment to the Security and Guaranty Agreement between the
                Registrant and Freeman A. Ford dated December 8, 1987.
4.3(b)(6)*	     Amendment to the Security and Guaranty Agreement between the
                Registrant and Freeman A. Ford dated February 1, 1988.
4.3(c)(7)*	     Second Amendment to the Promissory Notes between the
                Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)	      Form of Common Stock Purchase Warrant issued March 25, 1993 by the Registrant to Freeman A. Ford.
4.3(e)(9)	      Amendment to the Promissory Notes between the Registrant and
                Freeman A. Ford dated March 25, 1993.
4.4(10)	        Common Stock Warrant issued January 19, 1994 to B. Severns.
4.5	            Reference Exhibits 3.1 and 3.2.
10.1	           Reference Exhibit 4.1.
10.2	           Reference Exhibit 4.2, 4.2(a), and 4.2(b).
10.3(7)*	       1981 Incentive Stock Option Plan.
10.4(7)*	       Form of 1981 Incentive Stock Option Agreement.
10.8(1)	        Standard Form of Distributor Agreement.
10.9(7)	        Lease Agreement and Addenda for 2690 Middlefield Road, Redwood
                City, California, between Registrant, as Lessee, and Beals
                Martin and Associates, as Lessor, dated January 18, 1990.
10.10(3)	       FAFCO Solar Partners II Certificate of Limited Partnership and Limited Partnership Agreement.
10.11	          Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d), and 4.3(e).
10.12(6)	       Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.
10.13(6)*	      Form of Director's Warrant issued February 1988 to directors Berry and Selig.
10.14(11)*	     1991 Stock Option Plan, as amended.
10.14(a)(8)*	   Form of Stock Option Agreement used under the 1991 Stock Option Plan.
10.15(8)*	      1991 Director's Stock Option Plan.
10.15(a)(8)*	   Form of Nonstatutory Stock Option Agreement used under 1991
                Director's Stock Option Plan.
10.16(8)*	      Employee Stock Purchase Plan.
10.16(a)(8)*	   Form of Subscription Agreement used under Employee Stock
                Purchase Plan.
10.17(9)	       Licensing Agreement and Addendum between the Registrant, as
                Licensor, and Jang-Han Systems Engineering, as Licensee, dated
                January 1, 1993.
10.18(10)	      Export - Import and Technical License Agreement between the
                Registrant, as Licensor, and Ebara Corporation, as Licensee,
                dated October 22, 1993.
10.19(10)	      Business Loan Agreement between Registrant, as Borrower, and
                Silicon Valley Bank, as Lender, dated, June 10, 1992.
10.19(a)(10)	   Loan Modification Agreement between Registrant, as Borrower, and
                Silicon Valley Bank, as Lender, dated March 8, 1994.
10.19(b)(12)	   Loan Modification Agreement between Registrant, as Borrower, and
                Silicon Valley Bank, as Lender, dated June 5, 1995.
10.19(c)(12)	   Loan Modification Agreement between Registrant, as Borrower, and
                Silicon Valley Bank, as Lender, dated August 7, 1995.
10.19(d)(12)	   Loan Modification Agreement between Registrant, as Borrower, and
                Silicon Valley Bank, as Lender, dated September 22, 1995.
10.19(e)(12)	   Loan Modification Agreement between Registrant, as Borrower, and Silicon Valley Bank, as Lender, dated February 8, 1996.
10.19(f)	       Loan Modification Agreement between Registrant, as Borrower, and Silicon Valley Bank, as Lender, dated October 30, 1996.
10.19(g)	       Loan Modification Agreement between Registrant, as Borrower, and
                Silicon Valley Bank, as Lender, dated December 11, 1996.
10.19(h)	       Loan Modification Agreement between Registrant, as Borrower, and Silicon Valley Bank, as Lender, dated January 6, 1997.
10.19(i)	       Loan Modification Agreement between Registrant, as Borrower, and
                Silicon Valley Bank, as Lender, dated January 21, 1997.
10.20(11)      	Agency/Distributorship Agreement between Registrant, as
                Manufacturer, and Jabria Establishment, as Agent/
                Distributorship, dated December 10, 1994.
11.1	           Computation of Earnings Per Share (see Note 12 of Notes to
                Consolidated Financial Statements on page 15 of the 1995
                Annual Report).
13.1	           Registrant's 1996 Annual Report to Shareholders.
21.1	           Subsidiaries of Registrant.
23.1	           Consent of Independent Accountants (see page 20).
24.1  	         Power of Attorney (see page 19).
27.1	           Financial Data Schedule.

* 	Denotes a Management Contract or Compensatory Plan or Arrangement.


(1)  Incorporated by reference to exhibit filed with Registrant's
     Registration Statement on Form S-1 (File No. 2-72297) filed May 14, 1981.
(2)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1989.
(3) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.
(4)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1986.
(5)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1987.
(6)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1988.
(7)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1990.
(8)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1991.
(9)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1992.
(10) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994.
(12) Incorporated by reference to exhibits filed with Registrant's Annual
     Report on form 10-K for the fiscal year ended December 31, 1995.

(a)	Reports on Form 8-K:  A Report on Form 8-K dated December 13, 1996, was filed on December 13, 1996 under Item 4, reporting a change in the
    Registrant's certifying accountant.

(b)	Exhibits:  See subsection (a) (3) above.

(c)	Financial Statement Schedules:  See subsection (a) (2) above.

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors of FAFCO, Inc.:


Our audits of the consolidated financial statements referred to in our report dated March 4, 1997 appearing on page 16 of the 1996 Annual Report to Shareholders of FAFCO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Burr, Pilger & Mayer
Palo Alto, California
March 28, 1997

FAFCO, Inc.

                                    Schedule
                                       II
                   Valuation and Qualifying Accounts and Reserves

                      Balance at      Additions Charged  Deductions    Balance at
                      Beginning of    to Costs and                     End of
                      Period          Expenses                         Period
1996:
Allowance for
doubtful accounts
current accounts
receivable            $463,900         $50,400               $1,700(1) $512,600
short-term receivable   28,800          28,800
long-term receivable    39,100           5,100(4)            34,000
Warranty reserve       216,000          94,100               76,000(2)  234,100
Deferred tax asset
valuation allowance  1,383,800         192,000            1,191,800

1995:
Allowance for
doubtful accounts     $5,700(1)
current
accounts receivable $469,100          $39,600               39,100(3)   $463,900
long-term receivable  39,100           39,100
Warranty reserve     247,000           10,500               41,500(2)    216,000
Deferred tax asset
valuation allowance  600,900          782,900            1,383,800

1994:
Allowance for
doubtful accounts
current accounts
receivable          $417,400          $52,600                $900(1)    $469,100
long-term
receivable
Warranty reserve     280,300           71,800             105,100(2)     247,000
Deferred tax asset
valuation allowance  893,900                              293,000        600,900


(1) Write-offs of uncollectible accounts.
(2) Cost of warranty claims processed.
(3) Reclassification to allowance for long-term notes receivable.
(4) Reclassification to allowance for short-term notes receivable.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997	FAFCO, Inc.


/s/Freeman A. Ford
-------------------
Freeman A. Ford,
Chairman of the Board,
President, 	and Chief Executive Officer

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

Signature	                   Title	                         Date
-----------------------------------------------------------------------------
                             Chairman of the Board,         March 28, 1997
                             President, and	                --------------
/s/Freeman A. Ford		         Chief Executive Officer
------------------           (Principal Executive Officer),
Freeman A. Ford              and Director

                            	Vice President, Finance &      March 28, 1997
                             Administration	March 28, 1997  --------------
/s/Alex N. Watt		            and Chief Financial Officer
------------------           (Principal Financial and
Alex N. Watt                 Accounting Officer)

/s/William A. Berry		        Director	                      March 28, 1997
-------------------                                         --------------
William A. Berry

/s/Robert W. Selig, Jr.		    Director	                      March 28, 1997
-----------------------                                     --------------
Robert W. Selig, Jr.

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-75201, 2-86299, 2-95390 and 33-76220) of
FAFCO, Inc. of our report dated March 4, 1997, appearing on page 15 of the 1996 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule,which appears on page 18 of this Form 10-K.


Burr, Pilger & Mayer
Palo Alto, California
March 4, 1997

Index to Exhibits

Exhibit No.  Description                                                        Subsequently Numbered Pages
3.1(1)	      Articles of Incorporation, as amended.
3.1(8)	      Form of Amended and Restated Articles of Incorporation, to be
             filed following shareholder approval.3.2(3)	Bylaws, as amended.
4.1(1)	      Stock Purchase Agreement dated as of April 14, 1977, between
             Registrant and certain investors.
4.2(3)	      10% Convertible Subordinated Notes Purchase Agreement dated as of
             March 27, 1984, between Registrant and certain investors.
4.2(a)(2)	   Amendment to Subordinated Note Purchase Agreement dated March 27,
             1990.
4.2(b)(9)	   Amendment to 10% Subordinated Note Agreement dated March 25, 1993.
4.3(4)	      Security and Guaranty Agreement and Common Stock Purchase Warrant
             between the Registrant and Freeman A. Ford dated February 16, 1987.
4.3(a)(5)	   Amendment to the Security and Guaranty Agreement between the
             Registrant and Freeman A. Ford dated December 8, 1987.
4.3(b)(6)	   Amendment to the Security and Guaranty Agreement between the
             Registrant and Freemen A. Ford dated February 1, 1988.
4.3(c)(7)	   Second Amendment to the Promissory Notes between the Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)	   Form of Common Stock Purchase Warrant issued March 25, 1993 by the
             Registrant to Freeman A. Ford.
4.3(e)(9)	   Amendment to the Promissory Notes between the Registrant and
             Freeman A. Ford dated March 25, 1993.
4.4	         Common Stock Warrant issued January 19, 1994 to B. Severns.
4.5	         Reference Exhibits 3.1 and 3.2.
10.1	        Reference Exhibit 4.1.
10.2	        Reference Exhibit 4.2, 4.2(a), and 4.2(b).
10.3(7)	     1981 Incentive Stock Option Plan.
10.4(7)	     Form of 1981 Incentive Stock Option Agreement.
10.8(1)	     Standard form of Distributor Agreement.
10.9(7)	     Lease Agreement and Addenda for 2690 Middlefield Road, Redwood
             City, California, between Registrant, as Lessee, and Beals Martin and Associates, as Lessor, dated January 18, 1990.
10.10(3)	    FAFCO Solar Partners II Certificate of Limited Partnership and
             Limited Partnership Agreement.
10.11	       Reference Exhibit 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d), and 4.3(e).
10.12(6)	    Licensing Agreement between the Registrant, as Licensor, and
             Enercon Engineering, as Licensee, dated May 20, 1988.
10.13(6)	    Form of Director's Warrant issued February 1988 to directors Berry and Selig.
10.14(11)	   1991 Stock Option Plan, as amended.	Page 2110.14(a)(8)	Form of
             Stock Option Agreement used under the 1991 Stock Option Plan.      Page 21
10.15(8)	    1991 Director's Stock Option Plan.
10.15(a)(8)	 Form of Nonstatutory Stock Option Agreement used under 1991
             Director's Stock Option Plan.
10.16(8)	    Employee Stock Purchase Plan.
10.16(a)(8)	 Form of Subscription Agreement used under Employee Stock Purchase
             Plan.
10.17(9)	    Licensing Agreement and Addendum between the Registrant, as
             Licensor, and Jang-Han Systems Engineering, as Licensee, dated
             January 1, 1993.
10.18(10)	   Export - Import and Technical License Agreement between the
             Registrant, as Licensor, and Ebara Corporation, as Licensee, dated
             October 22, 1993.
10.19(10)	   Business Loan Agreement between Registrant, as   Borrower, and
             Silicon Valley Bank, as Lender, dated, June 10, 1992.
10.19(a)(10)	Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender, dated March 8, 1994.
10.19(b)(12)	Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank as Lender, dated June 5, 1995.
10.19(c)(12)	Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender, dated August 7, 1995.
10.19(d)(12)	Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender, dated September 22, 1995.
10.19(e)(12)	Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender, dated February 8, 1996.
10.19(f)	    Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender, dated October 30, 1996.
10.19(g)	    Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender dated, December 11, 1996.
10.19(h)	    Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender, dated January 6, 1997.
10.19(i)	    Loan Modification Agreement between Registrant, as Borrower, and
             Silicon Valley Bank, as Lender, dated January 21, 1997.
10.20	       Agency/Distributorship Agreement between Registrant, as Borrower,
             and Silicon Valley Bank, as Lender, dated December 10, 1994.	      Page 34
11.1	        Computation of Earnings Per Share (see Note 12 of Notes to
             Consolidated Financial Statements on page 15 of the Annual Report).
13.1	        Registrant's 1996 Annual Report to Shareholders.                  Page 44
21.1	        Subsidiaries of Registrant.	                                       Page 67
23.1	        Consent of Independent Accounts (see page 20).
24.1	        Power of Attorney (see page 19).