Form 10-K/A
period 1996-12-31
FAFCO INC
filed 1997-05-06
CIK 352956

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                         									   	FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996 or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition		period from _______________ to _______________.

Commission file number 0-10120

                                 FAFCO, Inc.
          (Exact name of registrant as specified in its charter)

California									                                                  94-2159547
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                             Identification No.)

2690 Middlefield Road, Redwood City, California                           94063
(Address of principal executive offices)                             (Zip Code)

         Registrant's telephone number, including area code: 415/363-2690

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act: Common

                              Stock, $0.125 par value
                                 (Title of Class)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
										                                             	/s/Freeman A.Ford
                                                        ----------------------
                                                        Freeman A.Ford,
                                                        Chairman of the Board,
                                                        President,	and Chief
                                                        Executive Officer

                              POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Freeman A. Ford and Alex N.Watt,or either of them, his attorneys-in-fact,each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact,or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		                        Title	                            Date
===============================================================================

/s/Freeman A. Ford      Chairman of the Board, President,        March 28, 1997
------------------   	  and Chief Executive Officer (Principal
Freeman A. Ford         Executive Officer), and Director

/s/Alex N. Watt        	Vice President, Finance & Administration March 28, 1997
------------------      and Chief Financial Officer (Principal
Alex N. Watt            Financial and Accounting Officer)

/s/William A. Berry			  Director                                 March 28, 1997
------------------
William A. Berry

/s/Robert W. Selig, Jr. Director                                 March 28, 1997
------------------
Robert W. Selig, Jr.