Form 10-Q
period 1997-03-31
FAFCO INC
filed 1997-05-09
CIK 352956

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from______to______

Commission file number 0-10120

                                 FAFCO, Inc.
           (Exact name of Registrant as specified in its charter)

    California                                                    	94-2159547
(State or other jurisdiction of
 incorporation ororganization)            (I.R.S. Employer Identification No.)

            2690 Middlefield Road, Redwood City, California 94063
           (Address, including zip code, of Registrant's principal
                             executive offices)

                               (415) 363-2690
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filedall reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----

At May 8, 1997, 3,298,311 shares of the Registrant's Common
Stock, $.125 par value were issued and outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                   FAFCO, Inc.
                           CONSOLIDATED BALANCE SHEET


                                           March 31,1997   December 31, 1996
                                           (unaudited)

Assets
Current assets:

Cash and cash equivalents                  $   55,600      $   88,200

Accounts receivable, less
 allowance for doubtful accounts
 of $515,400 in 1997 and $512,600
 in 1996                                    2,341,200       1,890,700

Current portion of long-term notes
 receivable (net)                             214,600         229,100

Inventories                                   707,500         835,400

Prepaid expenses and other current assets     299,600         150,800

Other accounts receivable, net of
 allowance                                      8,400           4,500

Deferred tax asset, net of allowance          221,500         221,500

Total current assets                        3,848,400       3,420,200

Plant and equipment, at cost                2,544,700       2,465,800

Less accumulated depreciation              (2,143,600)     (2,116,200)
 and amortization

                                              401,100         349,600

Notes receivable and other assets(net)        187,900          65,500

Deferred tax asset, net of allowance          427,900         427,900

Total assets                               $4,865,300      $4,263,200

Liabilities and shareholders' equity
Current Liabilities:

Bank line of credit                          $653,900        $758,600

Accounts payable and other accrued          1,245,900       1,037,800
 expenses

Accrued compensation and benefits             295,800         187,000

Accrued warranty expanse                      235,000         234,100

Total current liabilities                   2,430,600       2,217,500

Convertible subordinated notes
 ($600,000 was owed to related
 parties in 1997 and 1996)                    925,000         925,000

Other non-current liabilities                  71,900          26,400

Total liabilities                          $3,427,500      $3,168,900

Shareholders' equity:
Preferred Stock-authorized 1,000,000
 shares of $1.00 par value,
 none of which has been issued

Common Stock-authorized 10,000,000
 shares of $0.125 par value: 3,298,311
 issued and outstanding in 1997 and 1996.     412,200         412,200

Capital in excess of par value              5,105,200       5,105,200

Notes receivable secured by Common Stock      (75,100)        (75,100)

Accumulated deficit                        (4,004,500)     (4,348,000)

Total shareholders' equity                 $1,437,800      $1,094,300

Commitments and contingent liabilities

Total liabilities and shareholders'        $4,865,300      $4,263,200
 equity


The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION (continued)

                                     FAFCO, Inc.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                     (unaudited)

                                  Three Months Ended
                                       March 31,

                                   1997          1996

Net sales                          $2,895,900    $2,284,400

Other income (net)                     14,700        16,100

Total revenues                      2,910,600     2,300,500

Cost of goods sold                  1,644,600     1,323,500

Marketing & selling expense           469,800       469,100

General & administrative expense      340,800       312,000

Research & development expense         55,000        52,600

Net interest expense                   42,900        40,400

Total costs and expenses            2,553,100     2,197,600

Income before income taxes            357,500       102,900

Provision for income taxes             14,000         2,300

Net income                           $343,500      $100,600

Primary net income per share            $0.10         $0.03

Fully diluted net income per share      $0.10         $0.03


The accompanying notes are an integral part of this statement

Part I - FINANCIAL INFORMATION (continued)

                                   FAFCO, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                               Three Months Ended
                                    March 31,

                                                1997          1996*

Cash flow from operating activities:
Net income                                      $343,500      $100,600

Adjustments to reconcile net income to
 net cash provided by operating activities:

Depreciation                                      27,400        31,600

Allowance for doubtful accounts                    2,800        11,500

Change in assets and liabilities:

Change in accounts receivable                   (457,200)     (736,400)

Change in inventories                            127,900      (133,900)

Change in prepaid expenses                      (148,800)      (71,500)

Change in other assets                          (107,900)       19,600

Change in payables and accrued expenses          317,800       679,500

Change in other non-current liabilities           45,500       (60,200)

Net cash provided by (used in)
 operating activities                            151,000      (159,200)

Cash flow from investing activities:

Purchase of fixed assets                         (78,900)      (73,100)

Net cash used in investing activities            (78,900)      (73,100)

Cash flow from financing activities:

Borrowings under subordinated debt agreements                  325,000

Proceeds from sale of common stock                              92,800

Payments on line of credit                      (610,000)     (300,000)

Borrowings on line of credit                     505,300       200,000

Net cash (used in) provided by
 financing activities                           (104,700)      317,800

Net (decrease) increase in cash and
 cash equivalents                                (32,600)       85,500

Cash and cash equivalents, beginning
 of period                                        88,200       126,200

Cash and cash equivalents, end
 of period                                       $55,600      $211,700

Supplemental disclosures of cash flow
 information:

Cash paid during the period for interest         $44,832       $36,600

Cash paid during the period for income taxes

*Reclassified for comparative purposes.


The accompanying notes are an integral part of this statement

Part I - FINANCIAL INFORMATION (continued)

                                    FAFCO, Inc.
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

1. This information is unaudited; however, in the opinion of the Registrant's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31,1997 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1996, included in its 1996 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note6)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.


                 March 31,1997  December 31, 1996
Raw materials    $218,300       $370,500
Work in process   111,800        100,800
Finished goods    377,400        364,100
                 --------       --------
                 $707,500       $835,400

4. The Registrant has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Registrant to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $346,100 at March 31, 1997. Amounts borrowed bear interest at prime rate plus 2% per annum and are secured by the Registrant's assets along with The Gregory Company's assets. This line of credit expires on March 31, 1998.

5.	Effective as of the beginning of 1993, the Company changed its method of accounting for income taxes by adopting SFAS 109. The cumulative effect of this change on years prior to 1993 increased net income for 1993 by $1,434,800 offset by a valuation allowance of $717,400. The cumulative effect resulted primarily from the recognition of the tax effects of state and federal net operating loss carryforwards and net deductible temporary differences. Financial statements presented for fiscal years prior to 1993 reflect accounting for income taxes under the prior deferred method.

Part I - FINANCIAL INFORMATION (continued)

Deferred tax assets are comprised of the following at:

                                      January 1, 1997         January 1,1996
Allowance for doubtful accounts       $  215,600              $  197,000

Accrued expenses                         184,300                 142,300

Loss carryforwards                     1,157,800               1,360,500

Tax credits                              175,700                 178,600

Other                                    107,800                 116,400

                                      ----------              ----------
                                       1,841,200               1,994,800
Deferred tax asset
 valuation allowance                  (1,191,800)             (1,383,800)

Total deferred taxes, net               $649,400                $611,000


6.  Net Income Per Share

Primary earnings per share were calculated as follows:

                                           Quarter ended March 31,

                                             1997             1996

Net income                                   $  343,500         $  100,600

Average common shares outstanding             3,298,311          3,298,311

Add: Exercise of options
 reduced by the number of shares
 purchased with proceeds                         N/A                N/A

Add: Exercise of warrants reduced
 by the number of shares purchased
 with proceeds                                   N/A                N/A

Adjusted weighted average
 shares outstanding                           3,298,311         3,298,311

Earnings per share                                $0.10             $0.03


Primary earnings (loss) per share are calculated by dividing net income
 (loss) by the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants during each year.

Part I - FINANCIAL INFORMATION (continued)

Fully diluted earnings per share were calculated as follows:

                                                  Quarter Ended March 31

                                                   1997           1996
Net income                                         $  343,500     $  100,600

Average common shares outstanding                   3,298,311      3,298,311

Add: Exercise of options reduced by the
number of shares purchased with proceeds              N/A             N/A

Add: Exercise of warrants reduced by the
number of shares purchased with proceeds              N/A             N/A

Add: conversion of convertible debt into shares       N/A             N/A

Adjusted weighted average shares outstanding        3,298,311      3,298,311

Earnings per common share assuming full dilution        $0.10          $0.03

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


Part - FINANCIAL INFORMATION (continued)
Item 2

                                   FAFCO, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Results of Operations

Net sales for the quarter ended March 31, 1997 increased by 26.8% from $2,284,400 in 1996 to $2,895,900 in 1997. Revenues increased during the first quarter of 1997 over the corresponding quarter in 1996 due to increased unit sales of the Company's pool panel products, partially offset by the effect of discontinuance of the Company's automated swimming pool controls.

Cost of goods sold decreased from $1,323,500 (57.9% of net sales) in first the quarter of 1996 to $1,644,600 (56.8% of net sales) in the corresponding quarter in 1997. These decreases in cost of goods sold were due primarily to the spreading of reduced overhead costs over higher net sales.

Marketing and selling expenses were relatively stable in absolute dollars at $469,100 and $469,800 in the first quarter of 1996 and 1997 respectively. Marketing and selling expenses declined as a percentage of net sales from 20.5% in 1996 to 16.2% in 1997 due entirely to the increased level of sales experienced in 1997 compared with 1996.

General and administrative expenses increased in absolute dollars from $312,000 in the first quarter of 1996 to $340,800 in the same quarter in 1997, while decreasing as a percentage of sales from 13.7% in 1996 to 11.8% in 1997.

Research and development expenses were relatively stable in absolute dollars at $52,600 and $55,000 in the first quarter of 1996 and 1997 respectively. Research and development expenses declined as a percentage of net sales from 2.3% in 1996 to 1.9% in 1997 due to the increased sales in the first quarter of 1997.

Net interest expense was relatively stable in absolute dollars at $40,400 and $42,900 in the first quarter of 1996 and 1997 respectively while decreasing as a percentage of net sales from 1.8% in 1996 to 1.5% in 1997.

Other income (net) included $15,800 in refunds of prior year's insurance premiums in the first quarter of 1997 compared with $15,900 in the first quarter of 1996.

Liquidity and Capital Resources

At March 31, 1997, the Registrant's inventories had decreased to $707,500 from $835,400 at December 31,1996. This decrease was due mainly to aggressive management of inventories resulting from increased planning accuracy and purchasing strategy.

At March 31, 1997, the Registrant's accounts payable and other accrued expenses had increased to $1,245,900 from $1,037,800 at December 31, 1996. This increase is primarily due to decreased cash flow during the first quarter of 1997 as a result of the Registrant's "Early Buy" program from Above Ground Pool systems and increased sales levels experienced during the quarter.

At March 31, 1997, the Registrant's accounts receivable had increased to $2,341,200 from $1,890,700 at December 31, 1996 due mainly to the effect increased sales levels of the Company's pool panel products along with the Company's "Early Buy" program for Above Ground Pool panel sales which was introduced in 1996.

Part I - FINANCIAL INFORMATION (continued)

At March 31, 1997, the Registrant's accrued compensation and benefits had increased to $295,800 from $187,000 at December 31, 1996, due mainly to the fact that the December 1996 level was abnormally low due to heavy use of vacation while the Company was closed in the latter half of December.

At March 31, 1997, the Registrant's current ratio was 1.58 to 1 compared with
1.54 to 1 at December 31, 1996. The Registrant had working capital of $1,417,800 at March 31, 1997 compared with $1,202,700 at December 31, 1996.
Total assets exceeded total liabilities by $1,437,800 at March 31, 1997 compared with $1,094,300 at December 31, 1996.

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

Part II - OTHER INFORMATION

Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended March 31, 1997.


                                                            Shares

Common Stock: authorized 10,000,000 shares
of $.125 par value; issued and outstanding
at December 31, 1996, as reported in the
Registrant's Annual report on Form 10-K
filed for the fiscal year ended December 31, 1996.        3,298,311

Issued during the quarter                                     0

Outstanding at March 31, 1997                             3,298,311

Item 6 - Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q.

Exhibit No.	         Description

10.19(j)	            Amended and Restated Loan and Security Agreement
                     between Registrant as Borrower and Silicon Valley Bank as Lender dated March 31, 1997.

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FAFCO, Inc. (Registrant)


DATE: May 8, 1997                                 BY:/s/Alex N. Watt
      -----------                                    ---------------
                                                  Alex N. Watt,
                                                 	Vice President -
                                                  Finance and Administration
                                                 	and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)



	Subsequently
	ITEMS	Numbered Page
Exhibit No.	Description


10.19(j)	Amended and Restated Loan and Security Agreement between Registrant
as Borrower	Page 12and Silicon Valley Bank as Lender dated June 5, 1996.

G:\ADMINISTRATION\FinancialReporting\10Q_1Qtr97E.txt
Page 1 of 11	Revised: 5/8/97