Form 10-Q
period 1997-06-30
FAFCO INC
filed 1997-07-28
CIK 352956

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

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

                              Yes   X    No


At July 31, 1997, 3,298,311 shares of the Registrant's Common
Stock, $.125 par value were issued and outstanding.









Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                 FAFCO, Inc.
                         CONSOLIDATED BALANCE SHEET




                                   June 30, 1997            December 31, 1996
                                    (unaudited)

Assets
Current assets:


Cash and cash equivalents             $219,700                  $88,200
Accounts receivable, less
allowance for doubtful accounts
of $532,400 in 1997 and $512,600
in 1996                              2,338,500                1,890,700
Current portion of long-term notes
receivable (net)                       199,600                  229,100
Inventories                            728,900                  835,400
Prepaid expenses and other current
assets                                 157,200                  150,800
Other accounts receivable, net of
allowance                               10,400                    4,500
Deferred tax asset, net of
allowance                              221,500                  221,500
Total current assets                 3,875,800                3,420,200
Plant and equipment, at cost         2,542,100                2,465,800
Less accumulated depreciation and
amortization                        (2,165,400)              (2,116,200)

                                       376,700                  349,600
Notes receivable and other assets
(net)                                  185,100                   65,500
Deferred tax asset, net of
allowance                              427,900                  427,900
Total assets                        $4,865,500               $4,263,200
Liabilities and shareholders'equity
Current Liabilities:
Bank line of credit                                            $758,600
Accounts payable and other
accrued expenses                    $1,257,700                1,037,800
Accrued compensation and benefits      453,000                  187,000
Accrued warranty expanse               252,300                  234,100
Total current liabilities            1,963,000                2,217,500
Convertible subordinated notes
($600,000 was owed to related
parties in 1997 and 1996)              925,000                  925,000
Other non-current liabilities           66,500                   26,400
Total liabilities                   $2,954,500               $3,168,900
Shareholders' equity:
Preferred stock-authorized
1,000,000 shares of $1.00 par
value, none of which has been
issued
Common stock-authorized
10,000,000 shares of $0.125 par
value; 3,298,311 issued and
outstanding in 1997 and 1996.           412,200                 412,200
Capital in excess of par value        5,105,200               5,105,200
Notes receivable secured by
common stock                            (75,100)                (75,100)
Accumulated deficit                  (3,531,300)             (4,348,000)
Total shareholders' equity           $1,911,000              $1,094,300
Commitments and contingent
liabilities
Total liabilities and
shareholders' equity                 $4,865,500              $4,263,200

The accompanying notes are an
integral part of this statement.



Part I - FINANCIAL INFORMATION - Item 1 (continued)

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                              Quarter Ended             Six Months Ended
                                 June 30                     June 30

                            1997         1996          1997          1996

Net sales             $3,291,400     $2,775,500    $6,187,300    $5,059,900
Other income (net)       100,500         20,300       115,200        36,400

Total revenues         3,391,900      2,795,800     6,302,500     5,096,300

Cost of goods sold     1,771,600      1,583,900     3,416,200     2,907,400
Marketing & selling
expense                  492,400        459,000       962,200       928,100
General &
administrative expense   522,400        370,700       863,200       682,700
Research & development
expense                   55,200          5,400       110,200        58,000
Net interest expense      37,100         40,700        80,000        81,100

Total costs and
expenses               2,878,700      2,459,700     5,431,800     4,657,300

Income before income
taxes                    513,200        336,100       870,700       439,000
Provision for income
taxes                     40,000         30,500        54,000        32,800

Net income              $473,200       $305,600      $816,700      $406,200

Primary net income per
share                      $0.13          $0.09         $0.24         $0.13
Fully diluted net
income per share           $0.12          $0.09         $0.20         $0.13

The accompanying notes are an integral part of this statement

Part I - FINANCIAL INFORMATION - Item 1 (continued)

                                   FAFCO, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Six Months Ended
                                                          June 30

                                                1997                 1996*
Cash flow from operating activities:

Net income                                    $816,700             $406,200
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:

Depreciation                                    59,900               59,500
Allowance for doubtful accounts                 19,800               26,000
Gain on sale of fixed assets                                         (6,000)
Change in assets and liabilities:
Change in accounts receivable                 (473,500)            (818,500)
Change in inventories                          106,500             (314,500)
Change in prepaid expenses                      (6,400)              (6,900)
Change in other assets                         (90,100)              39,200
Change in payables and accrued expenses        504,100              692,800
Change in other non-current liabilities         40,100              (61,800)
Net cash provided by operating
activities                                     977,100               16,000

Cash flow from investing activities:
Purchase of fixed assets                       (87,000)            (156,500)
Proceeds from sale of property &
equipment                                                             6,000
Net cash used in investing activities          (87,000)            (150,500)

Cash flow from financing activities:
Borrowings under subordinated debt
agreements                                                          325,000
Proceeds from sale of common stock                                   92,800
Payments on line of credit                   (1,493,900)           (695,000)
Borrowings on line of credit                    735,300             355,000
Net cash (used in) provided by
financing activities                           (758,600)             77,800

Net increase (decrease) in cash and
cash equivalents                                131,500             (56,700)
Cash and cash equivalents, beginning of
period                                           88,200             126,200
Cash and cash equivalents, end of
period                                         $219,700             $69,500

Supplemental disclosures of cash flow
information:
Cash paid during the period for
interest                                        $86,700             $73,200
Cash paid during the period for
income taxes                                                         $7,500

*Reclassified for comparative purposes.

The accompanying notes are an integral part of this statement

Part I - FINANCIAL INFORMATION - Item 1 (continued)

                                 FAFCO, Inc.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

1. This information is unaudited; however, in the opinion of the Registrant's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1996, included in its 1996 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.

                                     June 30, 1997         December 31, 1996
Raw materials                           $408,100                 $370,500
Work in process                          169,100                  100,800
Finished goods                           151,700                  364,100
                                        $728,900                 $835,400

4. The Registrant has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Registrant to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at June 30, 1997. Amounts borrowed bear interest at prime rate plus 2% per annum and are secured by the Registrant's assets along with The Gregory Company's assets. This line of credit expires on March 31, 1998.

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

Part I - FINANCIAL INFORMATION - Item 1 (continued)

Deferred tax assets are comprised of the following at:


                                       January 1, 1997       January 1, 1996
Allowance for doubtful accounts           $215,600               $197,000
Accrued expenses                           184,300                142,300
Loss carryforwards                       1,157,800              1,360,500
Tax credits                                175,700                178,600
Other                                      107,800                116,400

                                         1,841,200              1,994,800
Deferred tax asset
valuation allowance                     (1,191,800)            (1,383,800)
Total deferred taxes, net                 $649,400               $611,000

6.  Net Income Per Share

Primary earnings per share were calculated as follows:



                               Quarter Ended              Six Months Ended
                                  June 30                      June 30

                             1997         1996            1997         1996
Net income                $473,200     $305,600        $816,700     $406,200
Average common shares
outstanding              3,298,311    3,298,311       3,298,311    3,209,579
Add:  Exercise of options
reduced by the number of
shares purchased with
proceeds                   208,734          N/A          79,833          N/A
Add:  Exercise of warrants
reduced by the number of
shares purchased with
proceeds                    68,571          N/A          63,173          N/A
Adjusted weighted average
shares outstanding       3,575,616    3,298,311       3,441,317    3,209,579
Earnings per share           $0.13        $0.09           $0.24        $0.13


Primary earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants during each year

Part I - FINANCIAL INFORMATION - Item 1 (continued)

Fully diluted earnings per share were calculated as follows:

                                Quarter Ended            Six Months Ended
                                   June 30                    June 30

                             1997          1996           1997         1996
Net income                $473,200      $305,600       $816,700     $406,200
Average common shares
outstanding              3,298,311     3,298,311      3,298,311    3,209,579
Add:  Exercise of options
reduced by the number of
shares purchased with
proceeds                   208,734           N/A         79,833          N/A
Add:  Exercise of warrants
reduced by the number of
shares purchased with
proceeds                    68,571           N/A         63,173          N/A
Add:  Conversion of
convertible debt into
shares                     555,000           N/A        555,000          N/A
Adjusted weighted average
shares outstanding       4,130,616     3,298,311      3,996,317    3,209,579
Earnings per common share
assuming full dilution       $0.12         $0.09          $0.20        $0.13

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


Part I - FINANCIAL INFORMATION (continued)
Item 2

                                  FAFCO, Inc.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Unaudited)

Results of Operations
Net sales for the quarter ended June 30, 1997 increased by 18.6% from $2,775,500 in 1996 to $3,291,400 in 1997. Net sales increased by 22.3% from $5,059,900 in the first half of 1996 to $6,187,300 in the corresponding period in 1997. These increases were due mainly to increased unit sales of the Company's pool panel products, along with increased unit sales of the Company's IceStor products partially offset by the effect of discontinuance of the Company's automated swimming pool controls.
Cost of goods sold increased from $1,583,900 in the quarter ended June 30, 1996 to $1,771,600 in the corresponding period in 1997, while decreasing as a percentage of net sales from 57.1% in 1996 to 53.8% in 1997. For the six months ended June 30 cost of sales increased from $2,907,400 in 1996 to $3,416,200 in 1997 while decreasing as a percentage of sales from 57.5% in 1996 to 55.2% in 1997. These decreases as a percent of net sales were due mainly to the spreading of decreased overhead costs over higher net sales.
Marketing and selling expenses increased slightly in absolute terms from $459,000 and $928,100 for the quarter and six month period ended June 30, 1996 respectively to $492,400 and $962,200 in the same periods in 1997. Marketing and selling expenses declined as a percentage of net sales from 16.5% for the quarter ended June 30, 1996 and 18.3% for the six months ended June 30, 1996 to 15.0% and 15.6% of net sales for the corresponding periods in 1997 due entirely to the increased level of sales experienced in 1997 compared with 1996.
General and administrative expenses for the quarter ended June 30 increased from $370,700 (13.4% of net sales) in 1996 to $522,400 (15.9% of net sales) in 1997 and for the six month period ended June 30 increased from $682,700 (13.5% of net sales) in 1996 to $863,200 (14.0% of net sales) in 1997. These increases were due mainly to increased personnel costs.
Research and development expenses for the quarter ended June 30 increased from $5,400 (0.2% of net sales) in 1996 to $55,200 (1.7% of net sales) in 1997 and for the six month period ended June 30 increased from $58,000 (1.2% of net sales) in 1996 to $110,200 (1.8% of net sales) in 1997. These increases were due mainly to increased personnel and consulting costs.
Net interest expense was relatively stable in absolute dollars at $40,700 and $37,100 in the quarter ended June 30, 1996 and 1997 respectively while decreasing as a percentage of net sales from 1.5% in 1996 to 1.1% in 1997. Net interest expense was also relatively stable in absolute dollars at $81,100 and $80,000 in the six month period ended June 30, 1996 and 1997 respectively while decreasing as a percentage of net sales from 1.6% in 1996 to 1.3% in 1997.
Other income (net) included $15,800 in refunds of prior year's insurance premiums in the first half of 1997 compared with $14,000 in the second quarter and $30,000 during the first half of 1996. Other income (net) also included $100,000 in license fees.

Liquidity and Capital Resources
At June 30, 1997, the Registrant's inventories had decreased to $728,900 from $835,400 at December 31,1996. This decrease was due mainly to aggressive management of inventories resulting from increased planning accuracy and purchasing strategy.
At June 30, 1997, the Registrant's accounts payable and other accrued expenses had increased to $1,257,700 from $1,037,800 at December 31, 1996. This increase is primarily due to the increased volume of business during the first half of 1997 and especially during the quarter ended June 30, 1997.
Part I - FINANCIAL INFORMATION - Item 2 (continued)
At June 30, 1997, the Registrant's accounts receivable had increased to $2,338,500 from $1,890,700 at December 31, 1996 due mainly to the effect of increased sales levels of all of the Company's products.
At June 30, 1997, the Registrant's accrued compensation and benefits had increased to $453,000 from $187,000 at December 31, 1996, due mainly to accruals for employee profit sharing bonuses along with the fact that the December 1996 level was abnormally low due to heavy use of vacation while the Company was closed in the latter half of December. Another factor was increased accrual for employee vacation during the first half of 1997 as a result of the volume of business combined with lean staffing making it difficult for employees to take time off during this period.
At June 30, 1997, the Registrant's current ratio was 1.97 to 1 compared with 1.54 to 1 at December 31, 1996. The Registrant had working capital of $1,912,800 at June 30, 1997 compared with $1,202,700 at December 31, 1996. Total assets exceeded total liabilities by $1,911,000 at June 30, 1997 compared with $1,094,300 at December 31, 1996
The Registrant believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.
Significant Accounting Policies - Income Taxes
Effective as of the beginning of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), on a prospective basis. The new standard requires an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. See Note 5 of Notes to Interim Consolidated Financial Statements.
For periods prior to 1993, the Company followed the deferred method prescribed by Accounting Principles Board Opinion No. 11.

Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
a. The Annual Meeting of Shareholders was held on April 24,
1997. Certain business was conducted at that time, including the voting on items (1) and (2) set forth under subsection (c.) below.

b. The following directors were elected at the meeting:
                     Freeman A. Ford
                     William A. Berry
                     Robert W. Selig, Jr.
c. The matters voted upon at the meeting and results of the vote with respect to those matters were as follows:

(1) Election of Directors		         	For		       Withheld           	Result
  Freeman A. Ford			           2,457,782           82,125		         Elected
  William A. Berry		          	2,458,782	          81,125	          Elected
  Robert W. Selig, Jr.			      2,458,782	          81,125         		Elected

 (2) Election of Burr, Pilger  	    	For        		Against        	Abstained
     & Mayer LLP as the
     Company's	independent    	2,461,932	           2,075	          	75,900
     auditors for the fiscal
     year 1997


Part II - OTHER INFORMATION (continued)
Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended March 31, 1997.

                                                             Shares
Common Stock: authorized 10,000,000
shares of $.125 par value; issued and
outstanding at December 31, 1996, as
reported in the Registrant's Annual
report on Form 10-K filed for the
fiscal year ended December 31, 1996.                         3,298,311


Issued during the quarter                                            0


Outstanding at June 30, 1997                                 3,298,311

Item 6 - Exhibits and Reports on Form 8-K

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended
June 30, 1997.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        	FAFCO, Inc. (Registrant)



DATE:    July 25, 1997  	                BY:/s/Alex N. Watt
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