Form 10-Q
period 1997-09-30
FAFCO INC
filed 1997-11-13
CIK 352956

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

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

(650) 363-2690
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No


At   November 6, 1997,  3,298,311  shares of the Registrant's
Common Stock, $.125 par value were issued and outstanding.









Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
                                  FAFCO, Inc.
                           CONSOLIDATED BALANCE SHEET

                                       September 30, 1997   December 31, 1996*
                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents                  $679,20           $88,200
  Accounts receivable, less allowance
    for doubtful accounts of $541,400
    in 1997and $512,600 in 1996            1,504,800         1,890,700
  Current portion of long-term
    notes receivable (net)                   175,100           229,100
  Inventories                                723,500           917,400
  Prepaid expenses and other current assets  183,200           150,800
  Other accounts receivable,net of allowance   1,100             4,500
  Deferred tax asset, net of allowance       221,500           221,500
Total current assets                       3,488,400         3,502,200
Plant and equipment, at cost               2,577,000         2,465,800
Less accumulated depreciation and
  amortization                            (2,200,400)       (2,116,200)
                                             376,600           349,600
Notes receivable and other assets (net)      182,100            65,500
Deferred tax asset, net of allowance         427,900           427,900
Total assets                             $ 4,475,000       $ 4,345,200
Liabilities and shareholders'equity
Current Liabilities:
  Bank line of credit                                      $   758,600
  Accounts payable and other
    accrued expenses                     $ 949,100           1,037,800
  Accrued compensation and benefits        408,200             187,000
  Accrued warranty expense                 272,700             234,100
Total current liabilities                1,630,000           2,217,500
Convertible subordinated notes
  ($600,000 was owed to related
  parties in 1997 and 1996)                925,000             925,000
Other non-current liabilities               60,900              26,400
Total liabilities                        2,615,900           3,168,900
Shareholders' equity:
  Preferred Stock-authorized 1,000,000
    shares of $1.00 par value, none of
    which has been issued
  Common Stock-authorized
    10,000,000 shares of $0.125 par
    value; 3,298,311 issued and
    outstanding in 1997 and 1996.          412,200             412,200
  Capital in excess of par value         5,105,200           5,105,200
  Notes receivable secured by
    common stock                           (75,100)            (75,100)
  Deficit                               (3,583,200)         (4,266,000)
Total shareholders' equity               1,859,100           1,176,300
Commitments and contingent liabilities
Total liabilities and
  shareholders' equity                 $ 4,475,000          $4,345,200

The accompanying notes are an integral part of this statement.
* Restated for change in accounting principle (See Note 3)


Part I - FINANCIAL INFORMATION (continued)

                                  FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (unaudited)

                                 Quarter Ended        Nine Months Ended
                                 September 30,          September 30,

                          1997           1996         1997          1996
Net sales             $2,065,200      $1,757,900   $8,252,500   $6,817,800
Other income (net)        (3,500)         (3,400)     111,700       33,000

Total revenues         2,061,700       1,754,500    8,364,200    6,850,800

Cost of goods sold     1,378,800       1,239,300    4,795,000    4,146,700
Marketing & selling
expense                  432,400         381,600    1,394,600    1,309,700
General &
administrative
expense                  317,700         330,600    1,180,900    1,013,300
Research &
development expense       41,400          28,200      151,600       86,200
Net interest expense      25,400          42,600      105,400      123,700

Total costs and
expenses               2,195,700       2,022,300    7,627,500    6,679,600

Income before income
taxes                 $  (134,000)  $   (267,800)  $  736,700   $  171,200
Provision for income
taxes                      54,000         32,800
Net income            $  (134,000)  $   (267,800)  $  682,700   $  138,400

Primary net income
per share             $     (0.04)  $      (0.08)  $     0.19   $     0.04
Fully diluted net
income per share      $     (0.04)  $      (0.08)  $     0.17   $     0.04

The accompanying notes are an integral part of this statement

Part I - FINANCIAL INFORMATION (continued)

                              FAFCO, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)


                                             Nine Months Ended
                                               September 30,

                                        1997                    1996*

Cash flow from operating
activities:
   Net income                      $   682,700              $   138,400
   Adjustments to reconcile net
income to net cash provided by (used
in) operating activities:
     Depreciation                       94,900                   88,300
     Allowance for doubtful accounts    28,800                   33,100
     Gain on sale of fixed assets                                (6,100)
Change in assets and liabilities:
     Change in accounts receivable     360,500                 (661,900)
     Change in inventories             193,900                    4,300
     Change in prepaid expenses        (32,400)                   6,000
     Change in other assets            (62,600)                  55,900
     Change in payables and accrued
     expenses                          171,100                  176,000
     Change in other non-current
     liabilities                        34,500                  (51,100)
     Net cash provided by (used in)
     operating activities            1,471,400                 (217,100)

Cash flow from investing activities:
Purchase of fixed assets              (121,800)                (172,700)
Proceeds from sale of equipment                                   6,100
Net cash used in investing
activities                            (121,800)                (166,600)

Cash flow from financing activities:
Borrowings under subordinated debt
agreements                                                       325,000
Proceeds from sale of common stock                                92,700
Payments on line of credit          (1,493,900)                 (940,000)
Borrowings on line of credit           735,300                   901,300
Net cash (used in)provided by
financing activities                  (758,600)                  379,000

Net increase (decrease) in cash and
cash equivalents                       591,000                    (4,700)
Cash & cash equivalents, beginning of
period                                  88,200                   126,200
Cash and cash equivalents, end of
period                             $   679,200               $   121,500

Supplemental disclosures of cash flow
information:
Cash paid during the period for
interes                            $  114,200                $    73,200
Cash paid during the period for
income taxes                                                  $    7,500

*Reclassified for comparative purposes
The accompanying notes are an integral part of this statement

Part I - FINANCIAL INFORMATION (continued)

                                  FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. This information is unaudited; however, in the opinion of the Registrant's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1996 included in its 1996 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Effective in 1997 the Company changed its method of accounting for inventories from last in, first out (LIFO) to first in, first out (FIFO) a change in accounting principle. The reason for this change is that LIFO is administratively difficult and costly for the Company, the amounts have been minimal and the effect on the Consolidated Statement of Operations has not been material over the past several years due to relatively low rates of inflation in the economy as a whole. The cumulative effect on Shareholders' Equity at December 31, 1996 was to increase Shareholders' Equity by $82,000. Inventories are valued at the lower of cost or market and consist of the following.

                                September 30, 1997     December 31, 1996*
Raw materials                     $    419,700          $   413,800
Work in process                        157,900              111,900
Finished goods                         145,900              391,700

                                  $    723,500          $   917,400

4. The Registrant has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Registrant to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $847,200 at September 30, 1997. Amounts borrowed bear interest at prime rate plus 2 % per annum and are secured by the Registrant's assets along with The Gregory Company's assets.
This line of credit expires on March 31, 1998.
5. Effective as of the beginning of 1993, the Company changed its method of accounting for income taxes by adopting SFAS 109. The cumulative effect of this change on years prior to 1993 increased net income for 1993 by $1,434,800 offset by a valuation allowance of $717,400. The cumulative effect resulted primarily from the recognition of the tax effects of state and federal net operating loss carryforwards and net deductible temporary differences. Financial statements presented for fiscal years prior to 1993 reflect accounting for income taxes under prior deferred method.
* Restated for change in accounting principle (See Note 3)


Part I - FINANCIAL INFORMATION (continued)
                                  FAFCO, Inc.
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



Deferred tax assets are comprised of the following at:

                                      January 1, 1997    January 1, 1996
Allowance for doubtful
accounts                              $   215,600        $   197,000
Accrued expenses                          184,300            142,300
Loss carryforwards                      1,157,800          1,360,500
Tax credits                               175,700            178,600
Other                                     107,800            116,400
                                        1,841,200          1,994,800

Deferred tax asset
valuation allowance                    (1,191,800)        (1,383,800)

Total deferred taxes,
net                                   $   649,400        $   611,000

6.  Net Income (Loss) Per Share

Primary earnings per share were calculated as follows:



                     Quarter ended September30,       NineMonthsEnded
                                                       September 30,

                      1997           1996             1997             1996
Net income (loss)   $(134,000)      $(267,800)      $ 682,700       $ 138,400
Average common shares
outstanding         3,298,311       3,298,311       3,298,311       3,209,579
Add:  Exercise of
options reduced by the
number of shares
purchased with
proceeds               N/A             N/A            243,093          N/A
Add:  Exercise of
warrants reduced by the
number of shares
purchased with
proceeds               N/A             N/A             80,956          N/A
Adjusted weighted
average shares
outstanding         3,298,311       3,298,311       3,622,360       3,209,579

Earnings net (loss) per
share             $    (0.04)     $    (0.08)     $      0.19     $      0.04

Primary earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants during each year

Part I - FINANCIAL INFORMATION (continued)

Fully diluted earnings per share were calculated as follows:

                         Quarter Ended               Nine Months Ended
                         September 30,                  September 30,


                      1997         1996           1997           1996
Net Income (loss)     $ (134,000)  $ (267,800)    $   707,600    $ 138,400
Average common shares
outstanding            3,298,311    3,298,311       3,298,311    3,209,579
Add:  Exercise of
options reduced by the
number of shares
purchased with
proceeds                  N/A          N/A            243,093      N/A
Add:  Exercise of
warrants reduced by
the number of shares
purchased with
proceeds                  N/A          N/A             80,956      N/A
Add:  conversion of
convertible debt into
shares                    N/A          N/A            555,000      N/A
Adjusted weighted
average shares
outstanding            3,298,311    3,298,311       4,177,360   3,209,579
Net (loss) per common
share assuming full
dilution             $    (0.04)  $    (0.08)      $     0.17  $     0.04

Fully diluted earnings (loss) per share are calculated by dividing net income (loss), adjusted for the dilutive after-tax effect of the interest expense associated with the convertible debt, by the sum of the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants, and upon conversion of convertible debt during each year

Part - FINANCIAL INFORMATION (continued)
Item 2

                                  FAFCO, Inc.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Unaudited)

Results of Operations

Net sales for the quarter ended September 30, 1997 increased by 17.5% from $1,757,900 in 1996 to $2,065,200 in 1997. Net sales for the nine months ended September 30, 1997 increased by 21.0% from $6,817,800 in 1996 to $8,252,500 in 1997. These increases were primarily due to increased sales of the Company's pool panel products, along with increased unit sales of the Company's IceStorT products partially offset by the effect of discontinuance of the Company's automated swimming pool controls.

Cost of goods sold increased in absolute terms from $1,239,300 in the quarter ended September 30, 1996 to $1,378,800 in the corresponding quarter in 1997, and from $4,146,700 for the nine month period ended September 30, 1996 to $4,795,000 for the corresponding period in 1997. However, cost of goods sold decreased as a percent of net sales from 70.5% to 66.8% for the quarter and from 60.8% to 58.1% for the nine-month period.
These decreases in cost of goods sold as a percent of net sales were due primarily to the spreading of fixed overhead costs over higher net sales.

Marketing and selling expenses increased from $381,600 in the quarter ended September 30 1996 to $432,400 in the same quarter of 1997 and increased from $1,309,700 in the nine month period ended September 30, 1996 to $1,394,600 for the corresponding period in 1997. However marketing and selling expenses decreased as a percent of net sales from 21.7% to 20.9% for the quarter and from 19.2% to 16.9% for the nine-month period. These decreases as a percent of net sales were due mainly to the increased level of sales experienced in 1997 compared with 1996.

General and administrative expenses decreased from $330,600 in the quarter ended September 30 1996 to $317,700 in the same quarter of 1997 and increased from $1,013,300 in the nine month period ended September 30, 1996 to $1,180,900 for the corresponding period in 1997. However general and administrative expenses decreased as a percent of net sales from 18.8% to 15.4% for the quarter and from 14.9% to 14.3% for the nine-month period. These decreases as a percent of net sales were due mainly to the increased level of sales experienced in 1997 compared with 1996.


Research and development expensed increased from $28,200 (1.6% of net sales) for the quarter ended September 30, 1996 to $41,400 (2.0% of net sales) for the quarter ended September 30, 1997 and increased from $86,200 (1.3% of net sales) in the nine month period ended September 30, 1996 to $151,600 (1.8% of net sales) for the corresponding period in 1997. These increases were primarily a result of increased personnel and consulting costs in the research and development area.

Net interest expense decreased from $42,600 (2.4% of net sales) in the quarter ended September 30, 1996 to $25,400 (1.2% of net sales) for the quarter ended September 30, 1997 and decreased from $123,700 (1.8% of net sales) in the nine month period ended September 30, 1996 to $105,400 (1.3% of net sales) for the corresponding period in 1997. These decreases were mainly due to lower average daily borrowing in 1997 along with lower interest rates in 1997.

Other income (net) included $15,800 in refunds of prior year's insurance premiums during the first nine months of 1997 compared with $30,000 during the first nine months of 1996.



Liquidity and Capital Resources

At September 30, 1997, the Registrant's inventories had decreased to $723,500 compared with $917,400 at December 31, 1996. This decrease was due mainly to aggressive management of inventories resulting from increased planning accuracy and purchasing strategy.

Part I - FINANCIAL INFORMATION (continued)

At September 30, 1997, the Registrant's accounts payable and other accrued expenses had decreased to $949,100 from $1,037,800 at December 31, 1996. This decrease is primarily due to slightly faster payment of payables made possible by improved profitability and cash flows experienced during the year.

At September 30, 1997, the Registrant's accounts receivable had decreased to $1,504,800 from $1,890,700 at December 31, 1996 due mainly to somewhat faster payment from the Company's IceStorT customers.

At September 30, 1997, the Registrant's accrued compensation and benefits had increased to $408,200 from $188,900 at December 31, 1996, due mainly to accruals for employee profit sharing bonuses along with the fact that the December 1996 level was abnormally low due to the heavy use of vacation while the Company was closed in the latter half of December.

At September 30, 1997, the Registrant's current ratio was 2.14 to 1 compared with 1.58 to 1 at December 31, 1996. The Registrant had working capital of $1,858,400 at September 30, 1997 compared with $1,284,700 at December 31, 1996. Total assets exceeded total liabilities by $1,859,100 at September 30, 1997 compared with $1,176,300 at December 31, 1996.

The Registrant believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a. The following exhibit is filed as part, to the extent indicated herein, in the Form 10-Q.

Exhibit No.	Description

18			Letter re Change in Accounting Principle from Burr,
Pilger and Mayer dated November 5, 1997

b.	Reports on Form 8-K

		No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FAFCO, Inc. (Registrant)



DATE:    November 12, 1997                   BY:/s/Alex N. Watt

	                                            Alex N. Watt, Vice President -
                                             Finance and Administration and
                                            	Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)




	Sequentially
	ITEMS	Numbered Pages
Exhibit No.	Description
18			Letter re Change in Accounting Principle from Burr,
Pilger and Mayer dated November 5, 1997		   Page 12



                                    BPMr
                            BURR, PILGER & MAYER




To the Board of Directors of FAFCO, Inc.
Redwood City, California



We are providing this letter to you for inclusion as an exhibit to your Form 10-Q filing pursuant to Item 601 of Regulation S-K.

We have read management's justification for the change in accounting from the LIFO inventory costing method to the FIFO inventory costing method contained in the Company's Form 10-Q for the quarter ended September 30, 1997. Based on our reading of the data and discussions with Company officials about the business judgment and business planning factors relating to the change, we believe management's justification to be reasonable. Accordingly, we concur that the newly adopted accounting principle described above is preferable in the Company's circumstances to the method previously applied.

We have not audited any financial statements of FAFCO, Inc. as of any date or for any period subsequent to December 31, 1996, nor have we audited the application of the change in accounting principle disclosed in Form 10-Q of FAFCO, Inc. for the three months ended September 30, 1997; accordingly, our comments are subject to revision on completion of an audit of the financial statements that include the accounting change.


/s/Burr, Pilger & Mayer

Burr, Pilger & Mayer
November 5, 1997




         Certified Public Accountant, 0 A Professional Corporation *
                          26 1 Hamilton Avenue *
                            Palo Alto, CA 94301
                            Tel 415-329-0720 0
                             Fax 415-329-8161





\\Nt_server_1\dept_prv\ADMINISTRATION\FinancialReporting\10Q_3rdQtr97
Courier.doc	  Page 1 of 12