Form 10-K
period 1997-12-31
FAFCO INC
filed 1998-03-30
CIK 352956

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997 or

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


      Registrant's telephone number, including area code:  650/363-2690

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

                          Yes    X     No ____


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the registrant's.  Common Stock
held by non-affiliates of the registrant as of __     _
__was                            , based upon the average of the
bid and ask prices reported for such date by the National Quotation Bureau. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1997, was 3,298,311.




                   Documents Incorporated by Reference

Document Description	                               Form 10-K Part
Portions of Exhibit 13.1 (the Company's 1997 Annual Report to
Shareholders
	(the "Annual Report")
 .................................................................
 ................................I, II, IV

The Company's Definitive Proxy Statement (the "Proxy
Statement") for the
	1998 Annual Meeting of Stockholders to be held on May 14, 1998 (the Proxy Statement is
	expected to be filed pursuant to Regulation 14A on or before
April 30, 1998) .................... III

                    _____________________________


With the exception of the information specifically incorporated by reference in Parts I, II, III and IV of this Form 10-K, neither the Company's Annual Report nor the Company's Proxy
Statement is to be deemed filed as part of this report.


PART I

Item 1.	Business

Introduction

FAFCO, Inc. ("FAFCO," the "Company" or "Registrant") designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 56% of net sales in 1997 compared to 58% of net sales in 1996 and 62% of net sales in 1995. Thermal energy storage sales amounted to 44% of net sales in 1997 compared to 42% of net sales in 1996 and 38% of net sales in 1995.

The Company manufactures products for the solar heating of water for low and medium temperature applications. From the inception of the Company's predecessor as a sole proprietorship in 1969 until 1976, efforts were largely devoted to the refinement of the Company's initial product, a solar heating system for swimming pools - a low temperature solar application. Since that time, the Company has focused on increasing its share of the pool heating market by extending its network of independent distributors, decreasing its manufacturing costs, and improving its initial product. In 1983, a passive domestic hot water heating system, the 444, was introduced (this product was discontinued in early 1994). In 1987, the Company introduced a thermal energy storage system based on the same heat exchanger technology as is used in its swimming pool heating systems. In 1993, the Company introduced a state-of-the-art control system for swimming pool solar heating systems (this product was discontinued in December 1996).

FAFCO, Inc. was incorporated under the laws of the State of California in 1972. Its principal executive offices are located at 2690 Middlefield Road, Redwood City, California. Its telephone number at that address is (650) 363-2690.

Safe Harbor Language for Form 10-K

This Annual Report of Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth on page 19 of the Annual Report under the heading "Factors Affecting Future Results" and elsewhere in this Form 10-K.

Markets

Swimming Pool Heating

Low temperature solar applications developed because of the cost effectiveness of solar systems in heating a large volume of water to produce a small temperature change. The market for swimming pool heating developed for several reasons. First, pool owners normally use their pools when solar energy is abundant (during daylight hours and the summer swimming season). Second, pools already have two elements needed for low temperature water heating: storage (the pool water) and circulation (the existing pool pump and associated plumbing). Third, pool owners are an easily identifiable market.

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

The customer sets the automatic control for the desired water temperature and, when the sensor detects that there is sufficient solar energy for the system to function efficiently, the automatic control directs the flow of water from the pool to the collectors. The water absorbs heat as it passes through the collectors and then flows back to the pool. When the desired water temperature is achieved or when there is insufficient solar energy, the automatic control redirects the flow of water back to the pool and water is drained from the collectors. When the water temperature drops and there is sufficient solar energy, the system is reactivated automatically.

In February 1996, the Company introduced a version of its solar pool heating system specifically designed for above-ground swimming pools. This system is composed of one or two solar collectors optimized for use in heating above-ground swimming pools and designed to lie flat on the ground or to be mounted on a rack on the ground.

In May 1996, the Company introduced a new and improved version of its solar collector that has a higher thermal performance due to its unique heat exchanger tube design. The tube design incorporates molded indentations, which enhance the heat transfer coefficient by increasing fluid turbulence.

The Company's solar collectors are composed entirely of a polyolefin material (a high molecular weight polymer compound) and made up of small round tubes formed side by side in a rectangular shape either one-by-two meters, four-by-eight feet, four-by-ten feet, four-by-twelve feet or four-by-twenty feet in size, with submanifolds and header pipes thermoformed on each end. This design provides for a maximum heating surface and even water flow in order to transfer 75% to 90% of the available solar energy to the pool water. The polyolefin material, which has been specially formulated by the Company, is black in color (to optimize solar energy absorption) and has the inherent advantages over other possible materials of lower cost, lighter weight, and higher resistance to the corrosive effects of pool chemicals and degradation resulting from ultraviolet radiation, heat, and other environmental effects.

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

Thermal Energy Storage

The Company's thermal energy storage ("IceStor?") systems utilize nighttime electric capacity to create stored cooling energy. This is normally done by storing inexpensive "off-peak" energy in the form of either chilled water or ice. The next day this stored cooling capacity is used in conjunction with a building's air conditioning equipment to significantly reduce electrical power requirements for cooling during times of high power demand and high electrical cost.

Cool storage systems offer power utilities a solution to a fundamental, long-term problem: increasing peak demand for power during periods of limited available capacity (i.e., during business hours). IceStor? technology shifts consumption to off-peak periods when there is available capacity and lower demand.

Marketing and Sales

Solar Systems

FAFCO markets its solar systems and controls in the United States through independent distributors who sell directly to end users. Distributors generally have sales, installation, and service personnel who are supported by extensive FAFCO marketing and technical materials as well as in-depth factory and field training programs.

The majority of sales personnel employed by the typical distributor are assigned to retrofit sales, which are sales to existing pool owners. Retrofit sales are generated through direct mail, customer referrals, canvassing, and, to a lesser extent, selected media advertising. The balance of the typical distributor's sales personnel are generally assigned to contractor accounts and seek referrals for new construction sales.

FAFCO usually provides direct mail literature and other advertising materials to distributors and mails or places these materials with local advertisers on the distributors' behalf and partially at the distributors' expense. In certain instances, distributors will also engage in direct mailing and advertising.

In the past, the Company has canceled several distributor agreements for reasons of inadequate performance by the distributor, primarily for failure to provide adequate sales, installation and service support for the Company's products. In such instances, the Company has generally been able to find qualified replacements.

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

Thermal Energy Storage Systems

The Company markets its IceStor? products through independent contractors who design and build heating and cooling systems for commercial and industrial applications. The Company has also licensed its IceStor? products for sale overseas, to design-and-build, heating, ventilating, and air-conditioning companies in Taiwan, Korea, Japan, and The Peoples Republic of China. These licensing agreements provide for licensees' assembly and sale of IceStor? products in those countries.

Sales by Geographic Area

The Company's net sales during 1997, 1996 and, 1995 were geographically distributed approximately as follows:


                1997          1996             1995

California      22%           17%              21%
Florida         31%           34%              37%
Oklahoma         3%            0%               7%
Other U.S.      16%           35%              20%
Foreign
Countries       28%           14%              15%

                100%          100%            100%

One of the Company's customers, Ebara Corporation, accounted for 18.6% of the Company's fiscal 1997 net sales. Three of the Company's customers, Kailay International (now known as FAPCO), Ebara Corporation, and Florida Solar, accounted for 13.8%, 11.9%, and 11.8% of the Company's fiscal 1996 net sales. Kailay International also accounted for 10.0% of the Company's fiscal 1995 net sales. During 1995, 1996 and 1997, Kailay International and Ebara Corporation were the licensees for the Company's IceStorT products in Taiwan and Japan, respectively, and, as such, purchased IceStorT products and components for assembly into products for resale to end users in Taiwan and Japan, respectively. During 1996, Florida Solar was a distributor of the Company's pool products and, as such, purchased pool panels and components for resale to end users in Florida. No other customer accounted for 10% or more of the Company's net sales in fiscal 1995, 1996 or 1997. Any material cancellation, reduction or rescheduling of orders from these major customers, or the loss of any such customer, would have a material adverse effect in the Company's financial condition and operation results.

Foreign sales of the Company's products are made through independent foreign distributors and licensees. Sales to foreign distributors and licensees are shipped directly from the Company's facilities in California and invoiced in U.S. dollars. Export sales are subject to certain controls and restrictions, including tariffs and import duties, and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions; however, the Company has not experienced any material
difficulties in the past relating to such limitations.   The
financial crisis in Southeast Asia has not had any noticeable negative effect on sales; however, there is no assurance that sales will not be negatively affected if the crisis worsens or is prolonged.

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

Sales of IceStor? products are made against individual purchase orders to general contractors or Heating, Ventilating, and Air Conditioning (HVAC) contractors for specific new construction projects or for retrofit in existing buildings. The Company typically ships these products within six weeks or less of receipt of an order; therefore, the Company's backlog with respect to IceStor? products at any date is also usually insignificant and not a meaningful indicator of future sales.


Government Tax Incentives

Although the Company's operations are not directly subject to extensive governmental regulations, the existence or lack of federal, state, and local tax incentives for the sale and installation of solar systems would have a substantial impact on the Company's business. There is currently no federal tax credit for solar heating systems and state solar tax credits are available only in a few states. The Company does not anticipate that solar tax credits will become available for solar heating systems in any additional states, nor does it anticipate a significant increase in sales due to existing or future tax credits.

Manufacturing

FAFCO's manufacturing activities consist primarily of the production of polyolefin solar collectors and IceStor? heat exchangers, automatic controls, components for its solar systems, and IceStor? containers. A total system approach is emphasized in order to ensure the effectiveness and reliability of the Company's products after they have been installed, eliminating the need for distributors to rely upon materials from other suppliers.

The Company's solar pool heating system utilizes collectors produced from polyolefin resins using a patented extrusion and thermoforming process. The Company's IceStor? system utilizes heat exchangers, which are also made from polyolefin resins using a patented extrusion and thermoforming process. Substantially all equipment used in these processes has been designed and built by the Company's research and development engineers.

The resins employed by the Company are a petroleum by-product. The market price of these resins has fluctuated over the years with an increase in 1990 and early 1991 due to tensions in the Middle East, followed by a stabilization after the completion of Desert Storm. It is expected that the price of the resins will continue to fluctuate as a result of domestic and international political and economic conditions.

FAFCO has qualified multiple sources of supply for all of its resins, materials, and subassemblies. However, certain materials and subassemblies are currently obtained from single sources.
The Company believes these items could be supplied by the Company's other qualified sources if sufficient lead-time were provided. The Company attempts to maintain additional inventory of such materials to mitigate the risk of supply shortages; however, any prolonged inability to obtain such items would have a material adverse effect on the Company's results of operations. To date, the Company has not experienced any significant manufacturing problems or delays due to shortages of materials.

Quality assurance is performed by FAFCO at its manufacturing facility. Test and inspection procedures are a part of substantially all production and assembly operations. In addition, the Company uses it own diagnostic equipment and laboratory to continually test and inspect raw materials, work in process, and finished goods.

Competition

The Company's solar heating products currently compete directly with solar heating products offered by less than ten other domestic and international manufacturers of solar heating systems, and indirectly with conventional heating systems.

The Company believes that the principal competitive factors in the markets for FAFCO solar products are (i) product performance and reliability; (ii) marketing and technical support from the manufacturer for distribution channels; (iii) selling, installation, and service capabilities of distribution channels; and (iv) price. The Company believes that it competes favorably with respect to all of these factors. However, certain of its competitors may have greater financial, marketing, and technological resources than those of the Company.

A number of companies in the United States manufacture thermal energy storage systems of various types similar to the Company's
IceStor? product. The industry is in the early stages of development and additional competitors are expected to enter the market over time.

At the present time, the Company believes that the main competitive factors in the thermal energy storage market are performance, reliability, and price. The Company believes that it competes favorably with respect to these factors. However, several of its competitors have greater financial, marketing, and technological resources than those of the Company.

Research and Development

For the years ended December 31, 1997, 1996, and 1995, the Company's research and development expenses were $202,800, $116,000, and $460,100, respectively. The majority of the research and development costs incurred in 1995 related to an improved solar heating product for in-ground pools, which was introduced in April 1996.

The Company currently uses consulting engineers, in addition to staff engineers, who are responsible for existing product improvement, applications engineering, and new product research and development. The Company is exploring other potential revenue-producing uses for its polyolefin extrusions.

Patents, Trademarks and Licenses

FAFCO currently holds two United States patents and one foreign patent relating to certain aspects of its products and manufacturing technology. These patents expire at various times between March 1998 and July 2003. However, the Company believes that patent protection is secondary to such factors as ongoing product development and refinement, the knowledge and experience of its personnel, and their ability to design, manufacture, and successfully market the Company's products.

From time to time, the Company has registered as trademarks certain product names and marks in order to preserve its right to those product names and marks.

The Company has granted licenses to assemble and sell IceStor? in Taiwan, Korea, Japan, and the Peoples Republic of China to a Taiwanese company, a Korean company, a Japanese company, and a Peoples Republic of China company, respectively. See "Marketing and Sales" above.

Employees

At December 31, 1997, the Company had a total of 52 full-time employees, including eight in marketing, two in research and development, 32 in manufacturing, and 10 in general management and administration. The Company also uses temporary employees from agencies to fill seasonal needs. The Company has never had a work stoppage. No employees are represented by a labor organization.

Seasonality

Information regarding the seasonality of the Company's business is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" on page 18 of the Annual Report, which information is incorporated herein by reference.

Segment Information

Following the sale of the business of the Company's subsidiary, The Gregory Company, in 1988, the Company has only had continuing operations in the energy products segment.

Environmental Regulations

The Company is subject to a number of environmental regulations concerning potential air and water pollution. However, such regulations have not in the past had, and are not expected to have, any material adverse effect on the Company's business. However, there can be no assurance that compliance with existing or future regulations will not require the expenditure of funds or the modification of the Company's manufacturing process, which could have a material adverse effect on the Company's business or financial condition.

Item 2.	Properties

The Company's principal executive offices and manufacturing facilities for its products are located in a single 42,500 square foot facility in Redwood City, California. A lease expiring in the year 2000 covers this facility. See Note 11 of Notes to Consolidated Financial Statements on page 13 of the Annual Report, which information is incorporated herein by reference.

The Company believes that its current facilities are adequate to meet its requirements for space in the near future.
Manufacturing space is being fully utilized at the present time.
However, additional demand can be accommodated by adding additional employee shifts.

Item 3.	Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except for ordinary routine legal proceedings incidental to the Company's business.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended
December 31, 1997.

                          ART II

Item 5.	Market for Registrant's Common Equity and Related
Stockholder Matters

Information regarding the market for and market prices of the Company's Common Stock, the number of shareholders of record, and information regarding dividends is set forth under the heading
"Common Stock Data" on page 16 of the Annual Report, which information is incorporated herein by reference.

Item 6.	Selected Financial Data

Selected financial data for the Company is set forth in the table entitled "Five-Year Summary of Operations" on page 16 and in the last sentence of the text under the table entitled "Common Stock Data" on page 16 of the Annual Report, which information is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Information regarding Management's Discussion and Analysis of
Financial Condition and Results of Operations is set forth under the heading "Management's Discussion and Analysis," on pages 17 through 19 of the Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market
Risk

Not applicable.


Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company are set forth on pages 4 through 15 of the Annual Report, which information is incorporated herein by reference. The supplementary financial information requirements of Regulation S-
K Item 302 do not apply to the Company, because the Company does not meet the tests set forth therein.

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

On December 11, 1996, FAFCO, Inc. dismissed Price Waterhouse LLP as its independents accounts. The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Registrant's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audits for fiscal year 1995 through December 11, 1996, there were no disagreements with Price
Waterhouse LLP on any matter of accounting principles or practices, financial statements disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statemetns for such years.

During fiscal year 1995 through December 11, 1996, there were no reportable events as defined in Regulation S-K Item 304
(a)(1)(v).

The Registrant requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated December 11, 1996, was filed as Exhibit 16.1 of a Current Report on Form 8-K of the Company dated as of such date.

The Registrant engaged Burr, Pilger & Mayer as its new independent accountants as of December 11, 1996.

                          PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors is to be set forth under the heading "Election of Directors - Nominees" in the Company's
Proxy Statement, which information is incorporated herein by reference.


Information regarding the filing of reports by insiders under
Section 16(a) of the Exchange Act is to be set forth under the heading "Election of Directors - Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act" in the Company's Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are set forth below. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any executive officers or directors.

Freeman A. Ford, age 57, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984. Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 56, serves as Vice President of Finance and
Administration, Chief Financial Officer, and Secretary. Mr. Watt joined the Company as its Vice President-Finance and Chief
Financial Officer in July 1984, and has served as Secretary since
March 1985.

David Harris, age 42, serves as Vice President, Pool Products. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993) and President-Pool Products Division (from May 1993 until May 1995).


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

    The consolidated balance sheets for the years ended December 31, 1997 and 1996, the Consolidated Statement of Operations, of Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997, and the notes thereto appear on pages 4 through 15 of the Annual Report.

    2.  Financial Statement Schedules

    The following schedule for the years ended December 31, 1997, 1996, and 1995 is included in this report. Such schedule should be read in conjunction with the consolidated financial statements in the Annual Report.

    Report of Independent Accountants on Financial Statement
    Schedule (see page 18).

    Schedule II - Valuation and Qualifying Accounts and Reserves
    (see page 19).

    Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Index to Exhibits

    The following exhibits are filed as part of or incorporated by reference, to the extent indicated herein, in this Annual
    Report on Form 10-K.






































Exhibit No.	Description (footnotes appear at the end of the
exhibit list)

3.1(1)	       Articles of Incorporation, as amended.
3.2(3)	       Bylaws, as amended.
4.1(1)	       Stock Purchase Agreement dated April 14, 1977, between
              Registrant and certain investors.
4.2(3)	       10% Convertible Subordinated Notes Purchase Agreement
              dated March 27, 1984, between Registrant and certain
              investors.
4.2(a)(2)	    Amendment to Subordinated Note Purchase Agreement dated
              March 27, 1990.
4.2(b)(9)	    Amendment to 10% Subordinated Note Agreement dated
              March 25, 1991.
4.3(4)*	      Security and Guaranty Agreement and Common Stock
              Purchase Warrant between the Registrant and Freeman A.
              Ford dated February 16, 1987.
4.3(a)(5)*	   Amendment to the Security and Guaranty Agreement
              between the Registrant and Freeman A. Ford dated
              December 8, 1987.
4.3(b)(6)*	   Amendment to the Security and Guaranty Agreement
              between the Registrant and Freeman A. Ford dated
              February 1, 1988.
4.3(c)(7)*	   Second Amendment to the Promissory Notes between the
              Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)*	   Form of Common Stock Purchase Warrant issued March 25,
              1993 by the Registrant to Freeman A. Ford.
4.3(e)(9)	    Amendment to the Promissory Notes between the
              Registrant and Freeman A. Ford dated March 25, 1993.
              4.4(10)	Common Stock Warrant issued January 19, 1994 to B.
              Severns.
4.5	          Reference Exhibits 3.1 and 3.2.
10.1	         Reference Exhibit 4.1.
10.2	         Reference Exhibit 4.2, 4.2(a), and 4.2(b).
10.3(7)*	     1981 Incentive Stock Option Plan.
10.4(7)*	     Form of 1981 Incentive Stock Option Agreement.
10.8(1)	      Standard Form of Distributor Agreement.
10.9(7)	      Lease Agreement and Addenda for 2690 Middlefield Road,
              Redwood City, California, between Registrant, as
              Lessee, and Beals Martin and Associates, as Lessor,
              dated January 18, 1990.
10.10(3)	     FAFCO Solar Partners II Certificate of Limited
              Partnership and Limited Partnership Agreement.
10.11	        Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d),
              and 4.3(e).
10.12(6)   	  Licensing Agreement between the Registrant, as
              Licensor, and Enercon Engineering, as Licensee, dated
              May 20, 1988.
10.13(6)*     Form of Director's Warrant issued February 1988 to
              directors Berry and Selig.
10.14(11)*	   1991 Stock Option Plan, as amended.
10.14(a)(8)*  Form of Stock Option Agreement used under the 1991
              Stock Option Plan.
10.15(8)*	    1991 Directors' Stock Option Plan.
10.15(a)(8)*  Form of Nonstatutory Stock Option Agreement used under 1991 Director's Stock Option Plan.
10.16(8)*  	  Employee Stock Purchase Plan.
10.16(a)(8)*  Form of Subscription Agreement used under Employee
              Stock Purchase Plan.
10.17(9)	     Licensing Agreement and Addendum between the
              Registrant, as Licensor, and Jang-Han Systems
              Engineering, as Licensee, dated January 1, 1993.
10.18(10)	    Export - Import and Technical License Agreement between
              the Registrant, as Licensor, and Ebara Corporation, as
              Licensee, dated October 22, 1993.
10.19(10)	    Business Loan Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              June 10, 1992.
10.19(a)(10)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              March 8, 1994.
10.19(b)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              June 5, 1995.
10.19(c)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              August 7, 1995.
10.19(d)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              September 22, 1995.
10.19(e)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              February 8, 1996.
10.19(f)(13)	 Loan Modification agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              October 30, 1996.
10.19(g)(13)	 Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              December 11, 1996.
10.19(h)(13)	 Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              January 6, 1997.
10.19(i)(13)  Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              January 21, 1997.
10.20(11)	    Agency/Distributorship Agreement between Registrant as
              Manufacturer and Jabria Establishment, as
              Agent/Distributorship, dated December 10, 1994.
11.1	         Computation of Earnings Per Share (see Note 12 of Notes
              to Consolidated Financial Statements on the 1997 Annual
              Report).
13.1	         Registrant's 1997 Annual Report to Shareholders.
16.1(14)	     Letter from Price Waterhouse LLP dated December 11,
              1996 re change in Registrant's Certifying
             	Accountants.
18.1(15)	     Letter re change in Accounting Principle from Burr,
              Pilger & Meyer dated November 5, 1997.
21.1	         Subsidiaries of Registrant.
23.1	         Consent of Independent Accountants (see page 20)
24.1         	Power of Attorney (see page 19).
27.1	         Financial Data Schedule.

























 Denotes a management contract or compensatory plan or arrangement.





(1) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 2-72297) filed May 14, 1981.
(2) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1989.
(3) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1983.
(4) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1986.
(5) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1987.
(6) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1988.
(7) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1990.
(8) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1991.
(9) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1992.
(10) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1993.
(11) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1994
(12) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1995.
(13)	Incorporated by reference to exhibit filed with
     Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(14)	Incorporated by reference to exhibit filed
     with Registrant's Report on Form 8-K for the quarter ended
     December 31, 1996.
(15)	Incorporated by reference to exhibit filed with
     Registrant's Quarterly Report on Form 10Q for the fiscal quarter ended September 30, 1997.
(b)	 Reports on Form 8-K:  No Reports on Form 8-K were filed by
     the Company during the fourth quarter of 1997 .
(c)	 Exhibits:  See subsection (a) (3) above.
(d)	 Financial Statement Schedules:  See subsection (a) (2)
     above.




                 Report of Independent Accountants on
                   Financial Statement Schedule





To the Board of Directors of FAFCO, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 17, 1998 appearing on page 15 of the 1997 Annual Report to Shareholders of FAFCO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Burr, Pilger & Mayer LLP
San Francisco, California
March 17, 1998





















































                                 FAFCO, Inc.


                                  Schedule
                                     II

                   Valuation and Qualifying Accounts and Reserves

                        Balance at    Additions                 Balance
                        Begining of   to Costs and              at End
                        Period        Expenses      Deductions  of Period




1997:
Allowance for
doubtful accounts
current accounts
receivable               $ 512,600    $ 172,600      $ 145,100(1) $ 540,100
short-term
receivable                  28,800       97,600                     126,400
long-term
receivable                  34,000                       4,700(4)    29,300
Warranty reserve           234,100       85,600        108,700(2)   211,000
Deferred tax asset
valuation allowance       1,191,800                    483,800      708,000

1996:
Allowance for
doubtful accounts
current accounts
receivable               $ 463,900    $  50,400      $   1,700    $  512,600
short-term
receivable                               28,800                       28,800
long-term
receivable                  39,100                       5,100(4)     34,000
Warranty reserve           216,000       94,100         76,000(2)    234,100
Deferred tax asset
valuation allowance        600,900      782,900                    1,383,800


1995:
Allowance for
doubtful accounts
current accounts                                     $  5,700(1)
receivable               $ 469,100     $ 39,600        39,100(3)   $  463,900
long-term
receivable                               39,100                        39,100
Warranty reserve           247,000       10,500        41,500(2)      216,000
Deferred tax asset
valuation allowance        600,900      782,900                     1,383,800


(1)	Write-off of uncollectible accounts.
(2)	Cost of warranty claims processed.
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

Date:  ______________	                          FAFCO, Inc.


                                              	/s/Freeman A. Ford
                                              	Freeman A. Ford,
                                              	Chairman of the Board,
                                               President
                                         	     and Chief Executive
                                               Officer

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

	Signature			                  Title					                     Date

             		      Chairman of the Board, President and
                     Chief executive Officer (Principal
/s/Freeman A. Ford  	Chief Executive Officer  (Principal
Freeman A. Ford		    Executive Officer) and Director

                 				Vice President, Finance & Administration

/s/Alex N. Watt		    and Chief Financial Officer (Principal
Alex N. Watt			      Financial and Accounting Officer)

/s/William A. Berry		Director

William A. Berry

/s/Robert W. Selig, Jr.		Director

Robert W. Selig, Jr.

CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-75201, 2-86299, 2-
95390 and 33-76220) and related prospectuses of FAFCO, Inc. of our report dated March 17, 1998, appearing on page 15 of the 1997
Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial
Statement Schedule, which appears on page 17 of this Form 10-K.





Burr, Pilger & Mayer
San Francisco, California

March 17, 1998


ITEMS
Exhibit No.	Description

3.1(1)	      Articles of Incorporation, as amended.
3.2(3)	      Bylaws, as amended.
4.1(1)	      Stock Purchase Agreement dated April 14, 1977, between
             Registrant and certain investors.
4.2(3)	      10% Convertible Subordinated Notes Purchase Agreement
             dated March 27, 1984, between Registrant and certain
             investors.
4.2(a)(2)	   Amendment to Subordinated Note Purchase Agreement dated
             March 27, 1990.
4.2(b)(9)	   Amendment to 10% Subordinated Note Agreement dated
             March 25, 1991.
4.3(4)*	     Security and Guaranty Agreement and Common Stock
             Purchase Warrant between the Registrant and Freeman A.
             Ford dated February 16, 1987.
4.3(a)(5)*   Amendment to the Security and Guaranty Agreement
             between the Registrant and Freeman A. Ford dated
             December 8, 1987.
4.3(b)(6)*	  Amendment to the Security and Guaranty Agreement
             between the Registrant and Freeman A. Ford dated
             February 1, 1988.
4.3(c)(7)*   Second Amendment to the Promissory Notes between the
             Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)*	  Form of Common Stock Purchase Warrant issued March 25,
             1993 by the Registrant to Freeman A. Ford.
4.3(e)(9)	   Amendment to the Promissory Notes between the
             Registrant and Freeman A. Ford dated March 25, 1993.
4.4(10)	     Common Stock Warrant issued January 19, 1994 to B.
             Severns.
4.5	         Reference Exhibits 3.1 and 3.2.
10.1	        Reference Exhibit 4.1.
10.2	        Reference Exhibit 4.2, 4.2(a), and 4.2(b).
10.3(7)*	    1981 Incentive Stock Option Plan.
10.4(7)*	    Form of 1981 Incentive Stock Option Agreement.
10.8(1)	     Standard Form of Distributor Agreement.
10.9(7)	     Lease Agreement and Addenda for 2690 Middlefield Road,
             Redwood City, California, between Registrant, as
             Lessee, and Beals Martin and Associates, as Lessor,
             dated January 18, 1990.
10.10(3)	    FAFCO Solar Partners II Certificate of Limited
             Partnership and Limited Partnership Agreement.
10.11	       Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d),
             and 4.3(e).
10.12(6)	    Licensing Agreement between the Registrant, as
             Licensor, and Enercon Engineering, as Licensee, dated
             May 20, 1988.
10.13(6)*	   Form of Director's Warrant issued February 1988 to
             directors Berry and Selig.
10.14(11)*   1991 Stock Option Plan, as amended.
10.14(a)(8)*	Form of Stock Option Agreement used under the 1991
             Stock Option Plan.
10.15(8)*	   1991 Directors' Stock Option Plan.
10.15(a)(8)*	Form of Nonstatutory Stock Option Agreement used
under 1991   Director's Stock Option Plan.
10.16(8)*	   Employee Stock Purchase Plan.
10.16(a)(8)*	Form of Subscription Agreement used under Employee
             Stock Purchase Plan.
10.17(9)	    Licensing Agreement and Addendum between the
             Registrant, as Licensor, and Jang-Han Systems
             Engineering, as Licensee, dated January 1, 1993.
10.18(10)    Export - Import and Technical License Agreement between
             the Registrant, as Licensor, and Ebara Corporation, as
             Licensee, dated October 22, 1993.
10.19(10)	   Business Loan Agreement between Registrant, as
             Borrower, and Silicon Valley Bank, as Lender, dated
             June 10, 1992.
10.19(a)(10)	Loan Modification Agreement between Registrant as
             Borrower, and Silicon Valley Bank, as Lender, dated
             March 8, 1994.
10.19(b)(12)	Loan Modification Agreement between Registrant as
             Borrower, and Silicon Valley Bank, as Lender, dated
             June 5, 1995.
10.19(c)(12)	Loan Modification Agreement between Registrant as
             Borrower, and Silicon Valley Bank, as Lender, dated
             August 7, 1995.
10.19(d)(12)	Loan Modification Agreement between Registrant as
             Borrower, and Silicon Valley Bank, as Lender, dated
             September 22, 1995.
10.19(e)(12)	Loan Modification Agreement between Registrant as
             Borrower, and Silicon Valley Bank, as Lender, dated
             February 8, 1996.
10.19(f)(13)	Loan Modification agreement between Registrant as
             Borrower, and Silicon Valley Bank, as Lender, dated
             October 30, 1996.
10.19(g)(13)	Loan Modification Agreement between Registrant, as
             Borrower, and Silicon Valley Bank, as Lender, dated
             December 11, 1996.
10.19(h)(13)	Loan Modification Agreement between Registrant, as
             Borrower, and Silicon Valley Bank, as Lender, dated
             January 6, 1997.
10.19(i)(13) Loan Modification Agreement between Registrant, as
             Borrower, and Silicon Valley Bank, as Lender, dated
             January 21, 1997.
10.20(11)	   Agency/Distributorship Agreement between Registrant as
             Manufacturer and Jabria Establishment, as
             Agent/Distributorship, dated December 10, 1994.
11.1	        Computation of Earnings Per Share (see Note 12 of Notes
             to Consolidated Financial Statements on the 1997 Annual
             Report).
13.1	        Registrant's 1997 Annual Report to Shareholders.
16.1(14)	    Letter from Price Waterhouse LLP dated December 11,
             1996 re change in Registrant's Certifying
            	Accountants.
18.1(15)	    Letter re change in Accounting Principle from Burr,
             Pilger & Meyer dated November 5, 1997.
21.1	        Subsidiaries of Registrant.
23.1	        Consent of Independent Accountants (see page 20)
24.2  	      Power of Attorney (see page 19).
27.1	        Financial Data Schedule.










































2

D:\BRUCE_J\10KFORM.DOC

D:\BRUCE_J\10KFORM.DOC		 Revised:  1/30/97

