Form 10-Q
period 1998-03-31
FAFCO INC
filed 1998-05-12
CIK 352956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

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

(650) 363-2690
(Company's telephone number, including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No


At May 8, 1998, 3,303,311 shares of the Company's Common Stock, $.125 par value were issued and outstanding.









Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
FAFCO, Inc.
CONSOLIDATED BALANCE SHEET

                                    March 31, 1998    December 31, 1997
                                      (unaudited)
Assets
Current assets:
Cash and cash equivalents           $     9,100           $   46,300
Accounts receivable, less allowance
for doubtful accounts of
$538,900 in 1998 and $540,100 in
1997                                  2,599,300            1,833,400
Current portion of long-term notes
receivable (net)                         88,800               88,800
Inventories                           1,125,000            1,082,900
Prepaid expenses and other current
assets                                  289,200              174,000
Other accounts receivable, net of
allowance                                20,100               12,200
Deferred tax asset, net of allowance    183,300              183,300
Total current assets                  4,314,800            3,420,900
Plant and equipment, at cost          2,673,400            2,614,900
Less accumulated depreciation and
amortization                         (2,264,400)          (2,236,300)
                                        409,000              378,600
Notes receivable and other assets
(net)                                   132,100              151,200
Deferred tax asset, net of allowance    485,800              485,800
Total assets                      $   5,341,700         $  4,436,500
Liabilities and shareholders' equity
Current Liabilities:
Bank line of credit               $     576,000
Accounts payable and other accrued
expenses                              1,268,000         $    850,900
Accrued compensation and benefits       241,300              331,600
Accrued warranty expense                235,100              211,000
Income Taxes payable                     20,600
Total current liabilities             2,320,400            1,414,100
Convertible subordinated notes
($600,000 was owed to related
parties in 1998 and 1997)               925,000              925,000
Other non-current liabilities            49,300               55,100
Total liabilities                  $  3,294,700          $ 2,394,200
Shareholders' equity:


Preferred Stock-authorized 1,000,000
shares of $1.00 par value, none of
which has been issued


Common Stock-authorized 10,000,000 shares
of $0.125 par value: 3,303,311 issued
and outstanding in 1998 and 3,298,311
issued and outstanding in 1997.         412,800              412,200
Capital in excess of par value        5,107,100            5,105,200
Notes receivable secured by Common
 Stock                                  (75,100)             (75,100)
Accumulated deficit                  (3,397,800)          (3,400,000)
Total shareholders' equity          $ 2,047,000         $  2,042,300
Commitments and contingent
liabilities


Total liabilities and shareholders'
equity                              $ 5,341,700          $ 4,436,500
The accompanying notes are an
integral part of this statement.


Part I - FINANCIAL INFORMATION (continued)

                                  FAFCO, Inc.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                               (unaudited)

                                           Three Months Ended
                                                March 31,
                                        1998                   1997
Net sales                            $2,699,500             $2,895,900
Other income (net)                       (2,900)                14,700


Total revenues                        2,696,600              2,910,600


Cost of goods sold                    1,763,400              1,644,600
Marketing & selling expense             505,600                469,800
General & administrative
expense                                 344,800                340,800
Research & development
expense                                  45,500                 55,000
Net interest expense                     35,100                 42,900

Total costs and expenses              2,694,400              2,553,100

Income before income taxes                2,200                357,500
Provision for income taxes                    0                 14,000

Net income                             $  2,200               $343,500

Basic earnings net income per share		  $   0.00               $   0.10
Diluted net income per share			        $   0.00               $   0.10

The accompanying notes are an integral part of this statement




Part I - FINANCIAL INFORMATION (continued)

                              FAFCO, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                Three Months Ended
                                          1998                  1997*
Cash flow from operating activities:
Net income                              $   2,200           $   343,500
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                               28,100                27,400
Allowance for doubtful accounts          (127,500)                2,800
Provision for inventory reserve            (2,200)               (2,200)
Change in assets and liabilities:
Change in accounts receivable            (772,600)             (457,200)
Change in inventories                     (39,900)              130,100
Change in prepaid expenses               (115,200)             (148,800)
Change in other assets                    145,500              (107,900)
Change in payables and accrued expenses   330,300               317,800
Change in other non-current liabilities    (5,900)               45,500
Net cash  (used in) provided by operating
activities                               (557,200)              151,000


Cash flow from investing activities:

Purchase of fixed assets                  (58,500)              (78,900)
Net cash used in investing activities     (58,500)              (78,900)

Cash flow from financing activities:

Proceeds from sale of common stock          2,500
Payments on line of credit               (450,000)             (610,000)
Borrowings on line of credit            1,026,000               505,300
Net cash provided by (used in)
financing activities                      578,500              (104,700)

Net decrease in cash and cash
equivalents                               (37,200)              (32,600)
Cash and cash equivalents, beginning
of period                                  46,300                88,200
Cash and cash equivalents, end of
period                                  $   9,100            $   55,600

Supplemental disclosures of cash
flow information:

Cash paid during the period for
interest                                $  42,400             $  44,823
Cash paid during the period for income
taxes                                   $  32,000

*Reclassified for comparative purposes.


The accompanying notes are an integral part of this statement




Part I - FINANCIAL INFORMATION (continued)

                              FAFCO, Inc.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1997, included in its 1997 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consist of the following.

                                      March 31, 1998       December 31, 1997
   Raw materials                       $   273,900            $   462,800
   Work in process                         196,200                114,000
   Finished goods                          654,900                506,100

                                        $1,125,000             $1,082,900

4. The Company has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $424,000 at March 31, 1998.
Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on March 30, 1999.

5. The company records its deferred taxes on a tax jurisdiction basis and, with the adoption of FAS No. 109 in 1993, classified those net amounts as current or non-current based on the balance sheet classifications.

Deferred tax assets are comprised of the following at:

                                      January 1, 1998        January 1, 1997
Allowance for doubtful accounts          $227,700               $215,600
Accrued expenses                          132,500                184,300
Loss carryforwards                        837,400              1,157,800
Tax credits                                71,200                175,700
Other                                     108,300                107,800

                                        1,377,100              1,841,200
Deferred tax asset valuation
allowance                                (708,000)            (1,191,800)
Total deferred taxes, net                $669,100               $649,400







Part I - FINANCIAL INFORMATION (continued)

6.     Net Income Per Share

Basic earnings per share were calculated as follows:




                                               Quarter ended March 31,
                                              1998                1997
Net income                                   $2,200             $343,500
Average common shares outstanding         3,303,311            3,298,311
Add:  Exercise of options reduced by
the number of shares purchased with
proceeds                                      N/A                  N/A
Add:  Exercise of warrants reduced by
the number of shares purchased with
proceeds                                      N/A                  N/A
Adjusted weighted average shares
outstanding                               3,303,311            3,298,311
Earnings per share                            $0.00                $0.10

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants during each year.

Diluted earnings per share were calculated as follows:

                                              Quarter Ended March 31
                                               1998                1997
Net income                                    $2,200             $343,500
Average common shares outstanding          3,303,300            3,298,311
Add:  Exercise of options reduced by
the number of shares purchased with
proceeds                                       N/A                  N/A
Add:  Exercise of warrants reduced by
the number of shares purchased with
proceeds                                       N/A                  N/A
Add:  conversion of convertible debt into
shares                                         N/A                  N/A
Adjusted weighted average shares
outstanding                                 3,303,311           3,298,311
Earnings per common share assuming
dilution                                        $0.00               $0.10


Diluted earnings (loss) per share are calculated by dividing net income (loss), adjusted for the dilutive after-tax effect of the interest expense associated with the convertible debt, by the sum of the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock ptions and warrants, and upon conversion of convertible debt during each year.



Part I - FINANCIAL INFORMATION (continued)
Item 2

                                  FAFCO, Inc.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (Unaudited)

Results of Operations

Net sales for the quarter ended March 31, 1998 decreased by 6.8% from $2,895,900 in 1997 to $2,699,500 in 1998. These decreases were the result of decreased unit sales of the Company's pool panel products due to severe weather conditions in both California and Florida as a consequence of El Nino, partially offset by increased unit sales of the Company's IceStorT products.

Cost of goods sold increased from $1,644,600 (56.8% of net sales) in the first quarter of 1997 to $1,763,400 (65.3% of net sales) in the corresponding quarter of 1998. These increases in cost of goods sold were due primarily to lower sales of the higher margin pool panel products along with higher sales of the lower margin IceStorT products.

Marketing and selling expenses increased from $469,800 (16.2% of net sales) in the first quarter of 1997 to $505,600 (18.7% of net sales) in the first quarter of 1998 due mainly to increased advertising expenses.

General and administrative expenses were relatively stable at $340,800 (11.8% of net sales) in the first quarter of 1997 compared with $344,800 (12.8% of net sales) in the same quarter in 1998.

Research and development expenses decreased from $55,000 (1.9% of net sales) in the first quarter of 1997 to $45,500 (1.7% of net sales) in 1998 due mainly to a decrease in engineering project expenses.

Net interest expense decreased from $42,900 (1.5% of net sales) in the first quarter of 1997 to $35,100 (1.3% of net sales) in the first quarter of 1998. This decrease was due primarily to lower average daily borrowing in 1998 at lower interest rates than in 1997.

Other income (net) included $15, 900 in refunds of prior year's insurance premiums in the first quarter of 1997. There were no such refunds for the corresponding quarter in 1998.

Liquidity and Capital Resources

The Company's cash position decreased from $46,300 at 1997 fiscal year end to $9,100 at March 31, 1997 principally due to increased accounts receivable partially offset by increased accounts payable.

At March 31, 1998, the Company's accounts payable and other accrued expenses had increased to $1,268,000 from $850,900 at December 31, 1997. This increase is primarily due to decreased cash flow during the first quarter of 1998 as a result of the Company's "Early Buy" program from Above Ground Pool systems.

At March 31, 1998, the Company's net accounts receivable had increased to $2,599,300 from $1,833,400 at December 31, 1997 due mainly to the Company's "Early Buy" program for Above Ground Pool systems.

At March 31, 1998, the Company's current ratio was 1.86 to 1 compared with
2.42 to 1 at December 31, 1997. The Company had working capital of $1,994,400 at March 31, 1998 compared with $2,006,800 at December 31, 1997. Total assets exceeded total liabilities by $2,047,000 at March 31, 1998 compared with $2,042,300 at December 31, 1997.





Part I - FINANCIAL INFORMATION (continued)

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Significant Accounting Policies - Income Taxes

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. See Note 5 of Notes to Interim Consolidated Financial Statements.

Part II - OTHER INFORMATION

Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended March 31, 1998.


                                                               Shares
Common Stock: authorized 10,000,000 shares of $.125 par
value; issued and outstanding at December 31, 1997, as
reported in the Registrant's Annual report on Form 10-K
filed for the fiscal year ended December 31, 1997.             3,298,311

Issued during the quarter				                                      5,000

Outstanding at March 31, 1998                                  3,303,311


Item 6 - Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q.

Exhibit No.	Description

10.19(j)	Amended and Restated Loan and Security Agreement between Registrant as Borrower and Silicon Valley Bank as Lender dated March 31, 1998.


b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.




                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          	FAFCO, Inc. (Registrant)



DATE:    May 8, 1998  	                       BY:/s/Alex N. Watt
                                       	      Alex N. Watt,
                                             	Vice President - Finance and
                                              Administration
                                             	and Chief Financial Officer
                                             	(Principal Financial and
                                              Accounting Officer)



                                                            	Subsequently
	                                 ITEMS	                    Numbered Page
Exhibit No.	Description


10.19(j)	Amended and Restated Loan and Security Agreement between   Page 12
Registrant as Borrower	and Silicon Valley Bank as Lender dated    .



                         LOAN MODIFICATION AGREEMENT

This Loan Modification Agreement is entered into as of April 1, 1998, by and between FAFCO, Inc. ("Borrower") whose address is 2690 Middlefield Road, Redwood City, CA 94063, and Silicon Valley Bank ("Bank,") whose address is 3003 Tasman Drive, Santa Clara, CA 95054.

1. DESCRIPTION OF EXISTING INDEBTEDNESS: Among other indebtedness which may be owing by Borrower to Bank, Borrower is indebted to Bank pursuant to, among other documents, an Amended and Restated Loan and Security Agreement, dated June 5, 1996, as may be amended from time to time, (the "Loan Agreement').
The Loan Agreement provided for, among other things, a Committed Line in the original principal amount of One Million and 00/100 Dollars ($1,000,000.00) (the "Revolving Facility"). Defined terms used but not otherwise defined herein shall have the same meanings as in the Loan Agreement

Hereinafter, all indebtedness owing by Borrower to Bank shall be referred to as the "Indebtedness."

2.	DESCRIPTION OF COLLATERAL AND GUARANTIES. Repayment of the
Indebtedness is secured by the Collateral as described in the Loan Agreement

Hereinafter, the above-described security documents and guaranties, together with all other documents securing repayment of the Indebtedness shall be referred to as the "Security Documents". Hereinafter, the Security Documents, together with all other documents evidencing or securing the Indebtedness shall be referred to as the "Existing Loan Documents".

3.	DESCRIPTION OF CHANGE IN TERMS.

A.	Modification(s) to Loan Agreemen.

1.	The defined term "Maturity Date' is hereby amended in its entirety to read as:

   March 30, 1999.


2.	The first sentence in section 2.3(c) entitled "Payments" is hereby amended to read

   as follows:

   Interest hereunder shall be due and payable on the twenty-fifth calendar day of each month during the term hereof.

3.	Sub-section (a) of the paragraph entitled "Interest Rates, Payments and

   Calculations" is hereby amended in its entirely to read as follows:

   Except as set forth in Section 2.3(b), any Advances shall bear interest, on the average Daily Balance, at a rate equal to one and one-half (1.500%) percentage points above the Prime Rate, effective as of the date hereof.

4.	Section 6.9 entitled "Debt-Net Worth Ratio' is hereby amended in its entirety to read

   as follows:

   Borrower shall maintain, as of the last day of each calendar month, a ratio of Total Liabilities less Subordinated Debt to Tangible Net Worth plus Subordinated Debt of not more than 1.50 to 1.00.

5.	Section 6. 10 entitled "Tangible New Worth' is hereby amended in its entirety to read

   as follows:


Borrower shall maintain, as of the last day of each calendar month, a Tangible Net Worth plus Subordinated Debt of not less than Two Million Three Hundred Thousand and 00/100 Dollars ($2,300,000.00).

4.	CONSISTENT CHANGES. The Existing Loan Documents are hereby amended wherever
necessary to reflect the changes described above.

5.	PAYMENT OF LOAN FEE. Borrower shall pay to Lender a fee in the amount of
Seven Thousand Five Hundred and 00/100 Dollars ($7,500.00) (the "Loan Fee") plus all out-of-pocket expenses.

6.	NO DEFENSES OF BORROWER. Borrower (and each guarantor and pledgor signing below) agrees that it has no defenses against the obligations to pay any amounts under the Indebtedness.

7. CONTINUING VALIDITY. Borrower (and each guarantor and pledgor signing below) understands and agrees that in modifying the existing Indebtedness, Bank is relying upon Borrower's representations, warranties, and agreements, as set forth in the Existing Loan Documents. Except as expressly modified pursuant to this Loan Modification Agreement the terms of the Existing Loan Documents remain unchanged and in full force and effect Bank's agreement to modifications to the existing Indebtedness pursuant to this Loan Modification Agreement in no way shall obligate Bank to make any future modifications to the Indebtedness. Nothing in this Loan Modification Agreement shall constitute a satisfaction of the Indebtedness.
It is the intention of Bank and Borrower to retain as liable parties all makers and endorsers of Existing Loan Documents, unless the party is expressly released by Bank in writing. No maker, endorser, or guarantor will be released by virtue of this Loan Modification Agreement The terms of this paragraph apply not only to this Loan Modification Agreement, but also to all subsequent loan modification agreements.

8. CONDITIONS. The effectiveness of this Loan Modification Agreement is conditioned upon (i) Borrowers payment of the Loan Fee and (ii) Bank's receipt of Borrower's 1997 fiscal year end audited financial statements and satisfactory review by Bank as to no material adverse change since the date of the fiscal year end financial statements prepared by Borrower.

This Loan Modification Agreement is executed as of the date first written above.

BORROWER:				                                        BANK:
FAFCO, INC.				                                      SILICON VALLEY BANK
By:				                                              By:

Name:				                                            Name:

Title:				                                           Title:





X:\Administration\FinancialReporting\10Q_1stQtr98.doc           Page 1 of 1

X:\Administration\FinancialReporting\10Q_1stQtr98.doc	 Page 17 of 11	Revised:
5/8/98