Form 10-Q
period 1998-06-30
FAFCO INC
filed 1998-08-06
CIK 352956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

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

                                 Yes   X    No


At July 31, 1998, 3,303,311 shares of the Company's Common Stock,
$.125 par value were issued and outstanding.









Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                               FAFCO, Inc.
                       CONSOLIDATED BALANCE SHEET

                                       June 30, 1998    December 31, 1997
                                       (unaudited)
Assets
Current assets:
Cash and cash equivalents              $     39,500      $    46,300
Accounts receivable, less
allowance for doubtful accounts
of $548,600   in 1998 and
$532,400 in 1997                         2 ,867,000        1,833,400

Current portion of long-term notes
receivable (net)                             88,800           88,800
Inventories                                 934,800        1,082,900
Prepaid expenses and other current
assets                                      176,900          174,000
Other accounts receivable, net of
allowance-                                    1,900           12,200
Deferred tax asset, net of allowance        183,300          183,300
Total current assets                      4,292,200        3,420,900
Plant and equipment, at cost              2,685,800        2,614,900
Less accumulated depreciation and
amortization                             (2,296,100)      (2,236,300)

                                            389,700          378,600
Notes receivable and other assets
(net)                                       108,900          151,200
Deferred tax asset, net of
allowance                                   485,800          485,800
Total assets                          $   5,276,600    $   4,436,500
Liabilities and shareholders'
equity


Current Liabilities:


Accounts payable and other accrued
expenses                              $   1,094,600    $      850,900
Accrued compensation and benefits           284,600           331,600
Accrued warranty expense                    250,200           211,000
Income taxes payable                         66,500            20,600
Total current liabilities                 1,695,900         1,414,100
Convertible subordinated notes
($600,000 was owed to related
parties in 1998 and 1997)                   925,000           925,000
Other non-current liabilities                43,300            55,100
Total liabilities                     $   2,664,200    $    2,394,200
Shareholders' equity:


Preferred stock-authorized
1,000,000 shares of $1.00 par
value, none of which has been
issued


Common stock-authorized
10,000,000 shares of $0.125 par
value; 3,303,311 issued and
outstanding in 1998 and
3,298,311 issued and
outstanding in 1997.                       412,800             412,200
Capital in excess of par value           5,107,100           5,105,200
Notes receivable secured by
common stock                               (75,100)            (75,100)
Accumulated deficit                     (2,832,400)         (3,400,000)
Total shareholders' equity         $     2,612,400     $     2,042,300
Commitments and contingent
liabilities


Total liabilities and
shareholders' equity               $      5,276,600    $     4,436,500
The accompanying notes are an
integral part of this statement.





Part I - FINANCIAL INFORMATION - Item 1 (continued)

                               FAFCO, Inc.
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (unaudited)


                           Quarter Ended             Six Months Ended
                                June 30                  June 30
                           1998         1997         1998        1997

Net sales                  $ 3,810,700  $3,291,400   $ 6,510,200 $6,187,300
Other income (net)               4,000     100,500         1,100    115,200

Total revenues               3,814,700   3,391,900     6,511,300  6,302,500

Cost of goods sold           2,222,100   1,771,600     3,985,500  3,416,200
Marketing & selling expense    466,900     492,400       972,500    962,200
General &
administrative expense         408,600     522,400       753,400    863,200
Research & development
expense                         50,900      55,200        96,400    110,200
Net interest expense            34,300      37,100        69,400     80,000

Total costs and expenses     3,182,800   2,878,700     5,877,200  5,431,800


Income before income taxes     631,900     513,200       634,100    870,700
Provision for income taxes      66,500      40,000        66,500     54,000

                           $   565,400  $  473,200    $  567,600  $ 816,700


Primary net income per
share                      $      0.17  $     0.14    $    0.17   $    0.25
Fully diluted net
income per share           $      0.14  $     0.12    $    0.15   $    0.20


The accompanying notes are an integral part of this statement




Part I - FINANCIAL INFORMATION - Item 1 (continued)

                             FAFCO, Inc.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                                Six Months Ended
                                                    June 30
                                             1998            1997*
Cash flow from operating activities:
Net income                                   $ 567,600       $ 816,700
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation                                    59,800          59,900
Allowance for doubtful accounts               (117,800)         19,800
Provision for inventory reserve                 (5,600)        (58,500)
Change in assets and liabilities:
Change in accounts receivable               (1,031,900)       (473,500)
Change in inventories                          153,700         165,000
Change in prepaid expenses                      (2,900)         (6,400)
Change in other assets                         168,700         (90,100)
Change in payables and accrued
expenses                                       281,800         504,100
Change in other non-current
liabilities                                    (11,800)         40,100
Net cash provided by operating
activities                                      61,600         977,100

Cash flow from investing activities:
Purchase of fixed assets                       (70,900)        (87,000)

Net cash used in investing activities          (70,900)        (87,000)

Cash flow from financing activities:
Proceeds from sale of common stock               2,500
Payments on line of credit                  (1,305,000)      (1,493,900)
Borrowings on line of credit                 1,305,000          735,300
Net cash provided (used in) by
financing activities                             2,500         (758,600)

Net increase (decrease) in cash and
cash equivalents                                (6,800)         131,500
Cash and cash equivalents, beginning of
period                                          46,300           88,200
Cash and cash equivalents, end of
period                                      $   39,500        $ 219,700

Supplemental disclosures of cash flow
information:

Cash paid during the period for
interest                                    $   69,300         $ 86,700
Cash paid during the period for
income taxes                                $   32,000


*Reclassified for comparative purposes.

The accompanying notes are an integral part of this statement






Part I - FINANCIAL INFORMATION - Item 1 (continued)

                          FAFCO, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1997, included in its 1997 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.

                              June 30, 1998      December 31, 1997
   Raw materials             $  539,200          $  462,800
   Work in process              181,700             114,000
   Finished goods               213,900             506,100
                             $  934,800          $1,082,900

4. The Company has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at June 30, 1998. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on March 31, 1998.

5.	The company records its deferred taxes on a tax jurisdiction basis and, with the adoption of FAS No. 109 in 1993, classified those net amounts as current or non-current based on the balance sheet classifications.

Deferred tax assets are comprised of the following at:


                                     January 1, 1998    January 1, 1997
   Allowance for doubtful accounts   $  227,700         $   215,600
   Accrued expenses                     132,500             184,300
   Loss carryforwards                   837,400           1,157,800
   Tax credits                           71,200             175,700
   Other                                108,300             107,800
                                      1,377,100           1,841,200
   Deferred tax asset valuation
   allowance                           (708,000)         (1,191,800)
   Total deferred taxes,net          $  669,100         $   649,400







Part I - FINANCIAL INFORMATION - Item 1 (continued)

6.  Net Income Per Share

Basic earnings per share were calculated as follows:



                                   Quarter Ended     Six Months Ended
                                      June 30              June 30
                            1998         1997        1998        1997
Net income                  $ 565,400    $ 473,200   $ 567,600   $ 816,700
Average common shares
outstanding                 3,303,311    3,298,311   3,303,311   3,298,311
Adjusted weighted average
shares outstanding          3,303,311    3,298,311   3,303,311   3,298,311
Earnings per share          $    0.17    $    0.14   $    0.17   $    0.25



Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding during each year.







Part I - FINANCIAL INFORMATION - Item 1 (continued)

Diluted earnings per share were calculated as follows:

                                  Quarter Ended        Six Months Ended
                                    June 30                June 30
                             1998         1997        1998        1997
Net income                   $ 579,200    $ 473,200   $ 595,100   $ 816,700
Average common shares
outstanding                  3,303,311    3,298,311   3,303,311   3,298,311
Add:  Exercise of options
reduced by the number of
shares purchased with
proceeds                       256,357      208,734     163,820      79,833
Add:  Exercise of warrants
reduced by the number of
shares purchased with
proceeds                        96,033       68,571       77,344     63,173
Add:  Conversion of
convertible debt into shares   555,000      555,000      555,000    555,000
Adjusted weighted average
shares outstanding           4,210,720    4,130,616    4,099,475  3,996,317
Earnings per common share
assuming full dilution       $    0.14    $    0.12    $    0.15  $    0.20


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





Part I - FINANCIAL INFORMATION (continued)
Item 2

                              FAFCO, Inc.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Unaudited)

Results of Operations

Net sales for the quarter ended June 30, 1997 increased by 15.8 %
from $3,291,400 in 1997 to $3,810,700          in 1998. Net sales
increased by 5.2 % from $6,187,300 in the first half of 1997 to $6,510,200 in the corresponding period in 1998. These increases were due mainly to increased unit sales of the Company's
IceStorT and aboveground  pool heating products.

Cost of goods sold increased from $1,771,600 (53.8% of net sales) in the quarter ended June 30, 1997 to $2,222,100 (58.3% of net sales) in the corresponding period in 1998. For the six months ended June 30 cost of sales increased from $3,416,200 (55.2% of net sales) in 1997 to $3,985,500 (61.2% of net sales) in 1998. These increases in cost of goods sold were due primarily to lower sales of the higher margin pool panel products along with higher sales of the lower margin IceStorT products.

Marketing and selling expenses remained relatively stable at $492,400 and $962,200 for the quarter and six month period ended
June 30, 1997, respectively, compared to $466,900 and $972,500 in the same periods in 1998.

Marketing and selling expenses declined as a percentage of net sales from 15.0% for the quarter ended June 30, 1997 and 15.6% for the six months ended June 30, 1997 to 12.3 % and 14.9 % of net sales for the corresponding periods in 1998.

General and administrative expenses for the quarter ended June 30 decreased from $522,400 (15.9% of net sales) in 1997 to $408,600 (10.7% of net sales) in 1998 and for the six month period ended June 30 decreased from $863,200 (14.0% of net sales) in 1997 to $753,400 (11.6 % of net sales) in 1998. These decreases were due mainly to decreased personnel costs.

Research and development expenses for the quarter ended June 30 decreased from $55,200 (1.7% of net sales) in 1997 to $50,900 (1.3 % of net sales) in 1998 and for the six month period ended June 30 decreased from $110,200 (1.8% of net sales) in 1997 to $96,400 (1.5 % of net sales) in 1998. These decreases were due mainly to a decrease in engineering project costs.

Net interest expense was relatively stable in absolute dollars at $37,100 and $34,300 in the quarter ended June 30, 1997 and 1998, respectively, while decreasing as a percentage of net sales from 1.1% in 1997 to 1998. Net interest expense for the six month period ended June 30 decreased from at $80,000 (1.3% of net sales) in 1997 to $69,400 (1.1% of net sales) in 1998 due primarily to lower average daily borrowing in 1998 at lower interest rates than 1997.

Other income (net) included $5,700 in refunds of prior year's insurance premiums in the first half of 1998 compared with $15,800 during the first half of 1997. Other income (net) also included $100,000 in license fees during the first half of 1997; there were no such fees during the corresponding period in 1998.

Liquidity and Capital Resources

At June 30, 1998, the Registrant's inventories had decreased to $934,800 from $1,082,900 at December 31,1997. This decrease was due mainly to the fact that the December,1997 level was abnormally high due to the buildup of inventories for a specific order that shipped in 1998.

At June 30, 1997, the Registrant's accounts payable and other accrued expenses had increased to $1,094,600 from $850,900 at December 31, 1997. This increase is primarily due to the increased volume of business during the first half of 1998 and especially during the quarter ended June 30, 1998.






Part I - FINANCIAL INFORMATION - Item 2 (continued)

At June 30, 1998, the Company's accounts receivable had increased to $2,867,000 from $1,833,400 at December 31, 1997 due mainly to the effect of increased sales levels of all of the Company's products along with a large overdue foreign receivable which has since been collected.

At June 30, 1998, the Company's current ratio was 2.53 to 1 compared with 2.42 to 1 at December 31, 1997. The Registrant had working capital of $2,596,300 at June 30, 1998 compared with
$2,006,800                at December 31, 1997.  Total assets
exceeded total liabilities by $2,612,400 at June 30, 1998 compared with $ 2,042,300 at December 31, 1997.

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



Part II - OTHER INFORMATION
Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended June 30, 1998.


                                                            Shares
   Common Stock: authorized 10,000,000
   shares of $.125 par value; issued and
   outstanding at March 31, 1998, as
   reported in the Company's report on Form
   10-Q filed for the period ended March 31, 1997.          3,303,311


   Issued during the quarter                                        0

                                                             3,303,311
   Outstanding at June 30, 1998


Item 6 - Exhibits and Reports on Form 8-K

b.	Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended
   June 30, 1998.








                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	                             FAFCO, Inc. (Registrant)



DATE:                         BY
                                 Alex N. Watt,
                                	Vice President - Finance and Administration
                                 and Chief Financial Officer
                                	(Principal Financial and Accounting
                                  Officer)



X:\Administration\FinancialReporting\10Q_2ndQtr98.doc	 Page 1 of 11	Revised:
8/4/98