Form 10-Q
period 1998-09-30
FAFCO INC
filed 1998-11-16
CIK 352956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to ________

                         Commission file number 0-10120

                                   FAFCO, Inc.
        (Exact name of Registrant as specified in its charter)

           California                              94-2159547
  (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)


             2690 Middlefield Road, Redwood City, California 94063
   (Address, including zip code, of Registrants principal executive offices)

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

                            Yes [X]    No [ ]


At November 11, 1998, 3,303,311 shares of the Registrant's Common Stock, $.125 par value were issued and outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
FAFCO, Inc.
CONSOLIDATED BALANCE SHEET

                                    September 30,        December 31,
                                        1998                 1997
(unaudited)                          (unaudited)
Assets
Current assets:
Cash and cash equivalents           $   401,800          $   46,300
Accounts receivable, less
allowance for doubtful accounts
of $557,700 in 1998 and $540,100
in 1997                                2,310,300          1,833,400
Current portion of long-term
notes receivable (net)                    88,800             88,800
Inventories                              959,900          1,082,900
Prepaid expenses and other
current assets                           157,900            174,000
Other accounts receivable,
net of allowance                                             12,200
Deferred tax asset, net of
allowance                                183,300            183,300
Total current assets                   4,102,000          3,420,900
Plant and equipment, at cost           2,795,300          2,614,900
Less accumulated depreciation and
amortization                          (2,275,300)        (2,236,300)

                                         520,000            378,600
Notes receivable and other assets
(net)                                     86,900            151,200

Deferred tax asset, net of
allowance                                485,800            485,800
Total assets                        $  5,194,700         $4,436,500
Liabilities and shareholders'
equity


Current Liabilities:

Accounts payable and other
accrued expenses                    $  1,007,500         $  850,900
Accrued compensation and benefits        289,600            331,600
Accrued warranty expense                 259,000            211,000
Income taxes payable                      34,200             20,600
Total current liabilities           $  1,590,300         $1,414,100
Convertible subordinated notes
($600,000 was owed to related
parties in 1998 and 1997)                925,000            925,000
Other non-current liabilities             37,200             55,100
Total liabilities                      2,552,500          2,394,200
Shareholders equity:

Preferred Stock-authorized
1,000,000 shares of $1.00 par
value, none of which has been
issued
Common Stock-authorized
10,000,000 shares of $0.125 par
value; 3,303,311 issued and
outstanding in 1998 and
3,298,311 issued and
outstanding 1997.                        412,800            412,200

Capital in excess of par value         5,107,100          5,105,200
Notes receivable secured by
common stock                             (75,100)           (75,100)
Deficit                               (2,802,600)        (3,400,000)
Total shareholders' equity             2,642,200          2,042,300
Commitments and contingent
liabilities

Total liabilities and
shareholders' equity                  $5,194,700        $4,436,500
The accompanying notes are an
integral part of this statement.


                                  FAFCO, Inc.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                               Quarter Ended           Nine Months Ended
                               September 30,           September 30,

                            1998        1997        1998         1997
Net sales                   $2,426,100  $2,065,200  $8,936,300 $ 8,252,500
Other income (net)              14,700      (3,500)     15,800     111,700

Total revenues               2,440,800   2,061,700   8,952,100   8,364,200

Cost of goods sold           1,520,500   1,378,800   5,506,000   4,795,000
Marketing & selling
expense                        473,900     432,400   1,446,400   1,394,600
General &
administrative expense         342,600     317,700   1,096,000   1,180,900
Research &
development expense             50,700      41,400     147,100     151,600
Net interest expense            23,300      25,400      92,700     105,400


Total costs and expenses     2,411,000   2,195,700   8,288,200   7,627,500

Income before income taxes  $   29,800  $ (134,000) $  663,900  $  736,700
Provision for income
taxes                                                   66,500      54,000
Net income                  $   29,800  $ (134,000) $  597,400  $  682,700

Basic Earnings (Loss)
per share                   $     0.01  $ (0.04)    $     0.18  $     0.21

Diluted Earnings (Loss)
per share                   $     0.01  $ (0.04)    $     0.15  $     0.17


The accompanying notes are an integral part of this statement

                                   FAFCO, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                               Nine Months Ended
                                                 September 30,

                                       1998                 1997*

Cash flow from operating activities:

Net income                             $  597,400           $  682,700
Adjustments to reconcile net
income to net cash provided by (used
in) operating activities:

Depreciation                               94,300               94,900
Allowance for doubtful accounts          (108,800)              28,800
Provision for inventory reserve           (17,900)             (54,500)
Gain on sale of fixed assets              (19,000)

Change in assets and liabilities:

Change in accounts receivable            (482,300)             360,500
Change in inventories                     140,900              248,400
Change in prepaid expenses                 16,100              (32,400)
Change in other assets                    190,800              (62,600)
Change in payables and accrued
expenses                                  176,200              171,100
Change in other non-current
liabilities                               (17,900)              34,500
Net cash provided by operating
activities                                569,800            1,471,400

Cash flow from investing activities:

Purchase of fixed assets                 (235,800)            (121,800)
Proceeds from sale of equipment            19,000                    -
Net cash used in investing
activities                               (216,800)            (121,800)
Cash flow from financing activities:
Proceeds from sale of common stock          2,500
Payments on line of credit             (1,305,000)          (1,493,900)
Borrowings on line of credit            1,305,000              735,300
Net cash provided by (used in)
financing activities                        2,500             (758,600)

Net increase in cash and cash
equivalents                               355,500              591,000
Cash & cash equivalents, beginning of
period                                     46,300               88,200
Cash and cash equivalents, end of
period                                  $ 401,800         $    679,200

Supplemental disclosures of cash flow information:

Cash paid during the period for
interest                                $  96,400         $    114,200
Cash paid during the period for
income taxes                            $  52,900

*Reclassified for comparative purposes
The accompanying notes are an integral part of this statement

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1997 included in its 1997 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 6)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.

                                    September 30, 1998   December 31, 1997
        Raw materials               $  499,000           $   462,800
        Work in process                191,900               114,000
        Finished goods                 269,000               506,100

                                    $  959,900           $ 1,082,900

4. The Registrant has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Registrant to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at September 30, 1998. Amounts borrowed bear interest at prime rate plus 1.5 % per annum and are secured by substantially all the assets of the Company. This line of credit expires on March 30, 1999.

5. The company records its deferred taxes on a tax jurisdiction basis and, with the adoption of FAS No. 109 in 1993, classified those net amounts as current or non-current based on the balance sheet classifications.

Deferred tax assets are comprised of the following at:

                                    January 1,1998  January 1,1997
Allowance for doubtful accounts     $  227,700      $   215,600
Accrued expenses                       132,500          184,300
Loss carryforwards                     837,400        1,157,800
Tax credits                             71,200          175,700
Other                                  108,300          107,800

                                     1,377,100        1,841,200
Deferred tax asset
valuation allowance                   (708,000)      (1,191,800)

Total deferred taxes, net            $ 669,100       $  649,400

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.  Net Income Per Share

Basic earnings (loss) per share were calculated as follows:



                               Quarter Ended        Nine Months Ended
                               September 30         September 30
                             1998        1997         1998      1997
Net income                $   29,800    $ (134,000) $ 597,400  $  682,700
Average common shares
outstanding                3,303,311     3,298,311  3,303,311   3,298,311
Adjusted weighted average
shares outstanding         3,303,311     3,298,311  3,303,311   3,298,311
Earnings (loss) per share $     0.01    $    (0.04) $    0.18  $     0.21

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding during each year.



Diluted earnings (loss) per share were calculated as follows:

                            Quarter Ended             Nine Months Ended
                            September 30              September 30

                             1998          1997         1998         1997
Net income              $   43,563       $ (134,000)   $ 638,689 $  707,600
Average common shares
outstanding              3,303,311        3,298,311    3,303,311  3,298,311

Add:  Exercise of options
reduced by the number of
shares purchased with
proceeds                               344,074          N/A         235,697       243,093
Add:  Exercise of
warrants
reduced by the number of
shares purchased with
proceeds                               106,000          N/A          77,344        80,956
Add:  Conversion of
convertible debt into shares
                                       555,000          N/A         555,000       555,000
Adjusted weighted average
shares outstanding                   4,308,385          N/A       4,171,352     4,177,360
Earnings (loss) per common share
assuming dilution                   $     0.01      $ (0.04)     $     0.15    $     0.17


Diluted earnings (loss) per share are calculated by dividing net income (loss), adjusted for the dilutive after-tax effect of the interest expense associated with the convertible debt, by the sum of the weighted average number of shares issued and outstanding and shares issuable upon exercise of dilutive stock options and warrants, and upon conversion of convertible debt during each year



Management's Discussion and Analysis


Results of Operations

Net sales for the quarter ended September 30, 1998 increased by 17.5% from $2,065,200 in 1997 to $2,426,100 in 1998. Net sales for the nine months ended September 30, 1998 increased by 8.3% from $8,252,500 in 1997 to $8,936,300 in
1998. These increases were due mainly to increased unit sales of the Companys IceStor and aboveground pool heating products.

 Cost of goods sold increased in absolute terms from $1,378,800 in the quarter ended September 30, 1997 to $1,520,500 in the corresponding quarter in 1998 but decreased as a percent of net sales from 66.8% to 62.7% for the quarter due primarily to fixed overhead expenses being allocated over higher sales along with some increases in manufacturing efficiency partially offset by increased sales of lower margin IceStor products. For the nine months ended September 30 cost of sales increased from $4,795,000 (58.1% of net sales) in 1997 to $5,506,000 (61.6% of net sales) in 1998. These increases in cost of goods sold were due primarily to lower sales of the higher margin pool panel products along with higher sales of the lower margin IceStor products.

Marketing and selling expenses increased from $432,400 in the quarter ended September 30, 1997 to $473,900 in the same quarter of 1998 and increased from $1,394,600 in the nine month period ended September 30, 1997 to $1,446,400 for the corresponding period in 1998. However marketing and selling expenses decreased as a percent of net sales from 20.9% to 19.5% for the quarter and from 16.9% to 16.2% for the nine-month period

General and administrative expenses for the quarter ended September 30 increased from $317,700 (15.4% of net sales) in 1997 to $342,600 (14.1% of net sales) in
1998 and decreased from $1,180,900 (14.3% of net sales) in the nine-month period ended September 30, 1997 to $1,096,000 (12.3% of net sales) for the corresponding period in 1998. These decreases were due mainly to decreased personnel costs.

Research and development expenses remained relatively stable at $41,400 (2.0% of net sales) and $151,600 (1.8% of net sales) for the quarter and nine month period ended September 30, 1997, respectively, compared to $50,700 (2.1% of net sales) and $147,100 (1.6% of net sales) in the same periods in 1998.

 Net interest expense was relatively stable in absolute dollars at $25,400 (1.2% of net sales) and $23,300 (1.0% of net sales) in the quarter ended September 30, 1997 and 1998, respectively. Net interest expense for the nine month period ended September 30 decreased from $105,400 (1.3% of net sales) in 1997 to $92,700 (1.0% of net sales) in 1998 due primarily to lower average daily borrowing in 1998 at lower interest rates than 1997.

Other income (net) included $5,700 in refunds of prior years insurance premiums during the first nine months of 1998 compared with $15,800 during the first nine months of 1997. Other income (net) also included $100,000 in license fees during the first nine months of 1997; there were no such fees during the corresponding period in 1998.


Liquidity and Capital Resources

At September 30, 1998, the Company's cash position had increased to $401,800 from $46,300 at December 31, 1997. This increase was due primarily to the increased sales during the period along with decreased inventories and increased accounts payable partly offset by increased accounts receivable.

At September 30, 1998, the Company's net accounts receivable had increased to $2,310,300 from $1,833,400 at December 31, 1997, primarily as a result of increased sales levels of the Company's IceStor products.

At September 30, 1998, the Company's accounts payable and other accrued expenses had increased to $1,007,500 from $850,900 at December 31, 1997. This increase is primarily due to the increased volume of business during 1998.

At September 30, 1998, the Company's inventories had decreased to $959,900 from $1,082,900 at December 31, 1997. This decrease was due mainly to the fact that the December 1997 level was abnormally high due to the buildup of inventories for a specific order that shipped in 1998.

At September 30, 1998, the Company's current ratio was 2.58 to 1 compared with
2.42 to 1 at December 31, 1997. The Company had working capital of $2,511,700 at September 30, 1998 compared with $2,006,800 at December 31, 1997. Total assets exceeded total liabilities by $2,642,200 at September 30, 1998 compared with $2,042,300 at December 31, 1997.

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

The Company has reviewed its internal computer systems for year 2000 compliance and is satisfied that all of its internal computer systems are either already year-2000 compliant or can be made year-2000 compliant through simple upgrades. The Company does not expect the costs of achieving full year-2000 compliance to be material for the internal systems. However, there can be no assurance that coding errors or other defects will not be discovered in the future. In addition, since the Company is very small in relation to many of its customers and suppliers, the Company has been unable to ascertain if its suppliers and customers are year-2000 compliant. Therefore, there can be no assurances that the Company's cash flow and materials from suppliers will not be interrupted, which could result in severe disruptions in the Company's operations.

                                EXHIBIT INDEX


        EXHIBIT
        NUMBER                  DESCRIPTION
      ----------        ---------------------------------------

          27                Financial Data Schedule