Form 10-Q/A
period 1998-09-30
FAFCO INC
filed 1998-11-19
CIK 352956

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

Part II - OTHER INFORMATION


Item 5 - Other Information


The following table summarizes the outstanding securities during the quarter ended September 30, 1998.

                                                                                 Shares
                                                                          ----------------------
  Common Stock: authorized 10,000,000 shares of $.125 par value; issued and outstanding at June 30, 1998, as reported in the
  Company's report on Form 10-Q filed for the period ended June 30,
  1998.                                                                         3,303,311

  Issued during the quarter                                                             0
                                                                           ----------------------
                                                                                3,303,311
  Outstanding at September 30, 1998

Item 6 - Exhibits and Reports on Form 8-K

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FAFCO, Inc. (Registrant)



DATE: November 12, 1998           BY:/s/Alex N. Watt
      ------------------             ----------------------------------------
                                  Alex N. Watt,
                                  Vice President - Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



--------------------------------------------------------------------------------

                                EXHIBIT INDEX


        EXHIBIT
        NUMBER                  DESCRIPTION
      ----------        ---------------------------------------

          27                Financial Data Schedule