Form 10-K
period 1998-12-31
FAFCO INC
filed 1999-04-06
CIK 352956

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON APRIL 1ST, 1999 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                         FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1998 or

[   ]	Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange 	Act of 1934

For the transition period from ________________ to
_______________.

Commission file number 0-10120

                                      FAFCO, Inc.
                  (Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

94-2159547
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

                             Yes    X     No ____


Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 12, 1999 was $2,216,100 , based upon the average of the bid and ask prices reported for such date by the National Quotation Bureau. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1998, was 3,303,311.




                     Documents Incorporated by Reference

Document Description	                                           Form 10-K Part
Portions of Exhibit 13.1 (the Company's 1998 Annual Report to Shareholders)
	(the "Annual Report") .............................................I, II, IV

The Company's Definitive Proxy Statement (the "Proxy Statement") for the
	1999 Annual Meeting of Stockholders to be held on May 6, 1999 (the Proxy
 Statement is 	expected to be filed pursuant to Regulation 14A on or before
 April 30, 1999)................................... .................... III

                        _____________________________


With the exception of the information specifically incorporated by reference in Parts I, II, III and IV of this Form 10-K, neither the Company's Annual Report nor the Company's Proxy Statement is to be deemed filed as part of this report.


PART I

Item 1.  	  Business

Introduction

FAFCO, Inc. ("FAFCO," the "Company" or "Registrant") designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 53% of net sales in 1998 compared to 56% of net sales in 1997 and 58% of net sales in 1996. Thermal energy storage sales amounted to 47% of net sales in 1998 compared to 44% of net sales in 1997 and 42% of net sales in 1996.

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

Safe Harbor Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth on page 16 of the Annual Report under the heading "Factors Affecting Future Results" which is incorporated herein by reference and elsewhere in this Form 10-K.

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

Cool storage systems offer power utilities a solution to a fundamental, long-term problem: increased peak demand for power during periods of limited available capacity (i.e., during business hours). IceStor? technology shifts power consumption to off-peak periods when there is available capacity and lower demand.

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

Thermal Energy Storage Systems

The Company markets its IceStor? products through independent contractors who design and build heating and cooling systems for commercial and industrial applications. The Company has also licensed its IceStor? products for sale overseas, to design-and-build, heating, ventilating, and air-conditioning companies in Taiwan, Korea, Japan, and The Peoples Republic of China. These licensing agreements provide for licensees' assembly, sales, support, and maintenance of IceStor? products in those countries.

Sales by Geographic Area

The Company's net sales during 1998, 1997, and 1996 were geographically distributed approximately as follows:

                                1998         1997        1996

California                       19%          22%         17%
Florida                          31%          31%         34%
Other U.S.                       14%          19%         35%
Foreign Countries                36%          28%         14%

                                100%         100%        100%

One of the Company's customers, Ebara Corporation, accounted for 23.4% of the
 Company's fiscal 1998 net sales and 18.6% of the Company's fiscal 1997 net sales. Kailay International (now known as FAPCO), Ebara Corporation, and Florida Solar are accounted for 14.0%, 12.1%, and 11.8% of the Company's fiscal 1996 net sales, respectively. During 1996, 1997 and 1998 Kailay International and Ebara Corporation were the licensees for the Company's IceStorT products in Taiwan and Japan, respectively, and, as such, purchased IceStorT products and components for assembly into products for resale to end users in Taiwan and Japan, respectively. During 1996, Florida Solar was a distributor of the Company's pool products and, as such, purchased pool panels and components for resale to end users in Florida. No other customer accounted for 10% or more of the Company's net sales in fiscal 1996, 1997 or 1998. Any material cancellation, reduction or rescheduling of orders from a major customer, particularly Ebara Corporation, or the loss of any such customer would have a material adverse effect in the Company's financial condition and operation results.

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

Manufacturing

FAFCO's manufacturing activities consist primarily of the production of polyolefin heat exchangers used in solar heating applications and off-peak cooling applications and associated accessories. A total system approach is emphasized in order to ensure the effectiveness and reliability of the Company's products after they have been installed, eliminating the need for distributors to rely upon materials from other suppliers.

The Company's heat exchangers are produced from polyolefin resins using a patented extrusion and thermoforming process. Substantially all equipment used in these processes has been designed and built by the Company's research and development engineers.

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

Competition

The Company's solar heating products currently compete directly with solar heating products offered by other domestic and international manufacturers of solar heating systems, and indirectly with conventional heating systems.

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


Research and Development

For the years ended December 31, 1998, 1997, and 1996, the Company's research and development expenses were $194,100, $202,800, and $116,000, respectively.

The Company currently uses consulting engineers, in addition to staff engineers, who are responsible for existing product improvement, applications engineering, and new product research and development. The Company is exploring other potential revenue-producing uses for its polyolefin extrusions.

Patents, Trademarks and Licenses

FAFCO currently holds two United States patents and one foreign patent relating to certain aspects of its products and manufacturing technology. These patents expire at various times between March 2000 and July 2003. However, the Company believes that patent protection is secondary to such factors as ongoing product development and refinement, the knowledge and experience of its personnel, and their ability to design, manufacture, and successfully market the Company's products.

From time to time, the Company has registered as trademarks certain product names and marks in order to preserve its right to those product names and marks.

The Company has granted licenses to assemble and sell IceStor? systems in Taiwan, Korea, Japan, and the Peoples Republic of China to local manufacturers. See "Marketing and Sales" above.

Employees

At December 31, 1998, the Company had a total of 61 full-time employees, including eight in marketing, five in research and development, 37 in manufacturing, and 11 in general management and administration. The Company also uses temporary employees from agencies to fill seasonal needs. The Company has never had a work stoppage. To the Company's knowledge, no employees are represented by a labor organization.

Seasonality

Information regarding the seasonality of the Company's business is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" on page 16 of the Annual Report, which information isincorporated herein by reference.

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

Item 2.     Properties

The Company's principal executive offices and manufacturing facilities for its products are located in a single 42,500 square foot facility in
Redwood City, California.  A lease expiring in the year 2000 covers this
facility. This lease has an option to extend through 2005.   See Note 10 of
Notes to Consolidated Financial Statements on page 13 of the Annual Report, which information is incorporated herein by reference.

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

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1998.




The executive officers of the Company are set forth below. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any executive officers or directors.

Freeman A. Ford, age 58, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984. Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 57, serves as Vice President of Finance and Administration, Chief Financial Officer, and Secretary. Mr. Watt joined the Company as its Vice President-Finance and Chief Financial Officer in July 1984, and has served as Secretary since March 1985.

David Harris, age 43, serves as Vice President, Sales. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993) and President-Pool Products Division (from May 1993 until May 1995).




                                     PART II

Item 5.	    Market for Registrant's Common Equity and Related Stockholder
            Matters

Information regarding the market for and market prices of the Company's Common Stock, the number of shareholders of record, and information regarding dividends is set forth under the heading "Common Stock Data" on page 15 of the Annual Report, which information is incorporated herein by reference.

Item 6.	   	Selected Financial Data

Selected financial data for the Company is set forth in the table entitled "Five-Year Summary of Operations" on page 15 and in the last sentence of the text under the table entitled "Common Stock Data" on page 15 of the Annual Report, which information is incorporated herein by reference.

Item 7.	    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the heading "Management's Discussion and Analysis," on pages 16 through 18 of the Annual Report, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company's market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. The Company does not use derivative financial instruments for any purpose, including hedging interest and foreign exchange risks.

The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The Company attempts to minimize its currency fluctuation risk by pricing its overseas product sales and license fees in United States dollars. A 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations.

The Company maintains short-term investments consisting of variable interest accounts. However, due to the short-term nature of the Company's debt investments, the impact of interest rate changes would not have a material impact on the value of such investments.

The Company is also exposed to interest rate risk on outstanding fixed rate promissory notes. However, the balance of fixed rate debt obligations of the Company is currently relatively insignificant. As a result, the Company does not actively manage the risk associated with these obligations. The impact of interest rate changes would not have a material impact on the Company's results of operations.

The Company currently holds no marketable equity securities of other issuers that are subject to market price volatility.

Item 8. 	   Financial Statements and Supplementary Data

The consolidated financial statements of the Company are set forth on pages 3 through 12 of the Annual Report, which information is incorporated herein by reference. The supplementary financial information requirements of Regulation S-K Item 302 do not apply to the Company, because the Company does not meet the tests set forth therein.

Item 9.	    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

Not applicable.




                                 PART III

Item 10.	    Directors and Executive Officers of the Registrant

Information regarding directors and nominees for directors is to be set forth under the heading "Election of Directors - Nominees" in the Company's Proxy Statement, which information is incorporated herein by reference.

Information regarding the filing of reports by insiders under Section 16(a) of the Exchange Act is to be set forth under the heading "Election of Directors -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, which information is incorporated herein by reference.


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

  The consolidated balance sheets for the years ended December 31, 1998 and . 1997, the Consolidated Statement of Operations, of Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998, and the notes thereto appear on pages 4 through 14 of the Annual Report.

  2.  Financial Statement Schedules

  The following schedule for the years ended December 31, 1998,   1997, and
  1996 is included in this report. Such schedule should be read in conjunction with the consolidated financial statements in the Annual Report.

  Report of Independent Accountants on Financial Statement Schedule
  (see page 17).

  Schedule II - Valuation and Qualifying Accounts and Reserves (see page 18).

  Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3.  Index to Exhibits

  The following exhibits are filed as part of or incorporated by reference, to the extent indicated herein, in this Annual Report on Form 10-K.


Exhibit No.	Description (footnotes appear at the end of the exhibit list)

3.1(1)	       Articles of Incorporation, as amended.
3.2(3)	       Bylaws, as amended.
3.2(a)
4.1(1)	       Stock Purchase Agreement dated April 14, 1977, between Registrant and certain investors.
4.2(3)	       10% Convertible Subordinated Notes Purchase Agreement dated
              March 27, 1984, between Registrant and certain investors.
4.2(a)(2)	    Amendment to Subordinated Note Purchase Agreement dated March 27,
              1990.
4.2(b)(9)	    Amendment to 10% Subordinated Note Agreement dated March 25, 1991.
4.3(4)*	      Security and Guaranty Agreement and Common Stock Purchase Warrant
              between the Registrant and Freeman A. Ford dated
              February 16, 1987.
4.3(a)(5)*	   Amendment to the Security and Guaranty Agreement between the
              Registrant and Freeman A. Ford dated December 8, 1987.
4.3(b)(6)*	   Amendment to the Security and Guaranty Agreement between the
              Registrant and Freeman A. Ford dated February 1, 1988.
4.3(c)(7)*  	 Second Amendment to the Promissory Notes between the Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)*	   Form of Common Stock Purchase Warrant issued March 25,
              1993 by the Registrant to Freeman A. Ford.
4.3(e)(9)	    Amendment to the Promissory Notes between the
              Registrant and Freeman A. Ford dated March 25, 1993.
4.4(10)	      Common Stock Warrant issued January 19, 1994 to B. Severns.
4.5	          Reference Exhibits 3.1 and 3.2.
10.1	         Reference Exhibit 4.1.
10.2	         Reference Exhibit 4.2, 4.2(a), and 4.2(b).
10.3(7)*	     1981 Incentive Stock Option Plan.
10.4(7)*	     Form of 1981 Incentive Stock Option Agreement.
10.8(1)	      Standard Form of Distributor Agreement.
10.9(7)	      Lease Agreement and Addenda for 2690 Middlefield Road,
              Redwood City, California, between Registrant, as Lessee, and
              Beals Martin and Associates, as Lessor, dated January 18, 1990.
10.10(3)	     FAFCO Solar Partners II Certificate of Limited Partnership and
              Limited Partnership Agreement.
10.11	        Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d), and
              4.3(e).
10.12(6)	     Licensing Agreement between the Registrant, as Licensor, and
              Enercon Engineering, as Licensee, dated May 20, 1988.
10.13(6)*	    Form of Director's Warrant issued February 1988 to directors
              Berry and Selig.
10.14(11)*	   1991 Stock Option Plan, as amended.
10.14(a)(8)* 	Form of Stock Option Agreement used under the 1991 Stock Option
              Plan.
10.15(8)*	    1991 Directors' Stock Option Plan.
10.15(a)(8)*	 Form of Nonstatutory Stock Option Agreement used under 1991
              Director's Stock Option Plan.
10.16(8)*	    Employee Stock Purchase Plan.
10.16(a)(8)*	 Form of Subscription Agreement used under Employee Stock
              Purchase Plan.
10.17(9)	     Licensing Agreement and Addendum between the Registrant, as
              Licensor, and Jang-Han Systems Engineering, as Licensee, dated
              January 1, 1993.
10.18(10)	    Export - Import and Technical License Agreement between the
              Registrant, as Licensor, and Ebara Corporation, as Licensee,
              dated October 22, 1993.
10.19(10)	    Business Loan Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated June 10, 1992.
10.19(a)(10)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated March 8, 1994.
10.19(b)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated June 5, 1995.
10.19(c)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated August 7, 1995.
10.19(d)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated September 22, 1995.
10.19(e)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated February 8, 1996.
10.19(f)(13)	 Loan Modification agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated October 30, 1996.
10.19(g)(13)	 Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated December 11, 1996.
10.19(h)(13)	 Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated January 6, 1997.
10.19(i)(13) 	Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated January 21, 1997.
10.19(j)(14)	 Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, a Lender, dated April 1, 1998.
10.19(k)	     Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, a Lender, dated March 22, 1999.
10.20(11)    	Agency/Distributorship Agreement between Registrant as
              Manufacturer and Jabria Establishment, as Agent/Distributorship,
              dated December 10, 1994.
11.1	         Computation of Earnings Per Share (see Note 12 of Notes to
              Consolidated Financial Statements on the 1997 Annual Report).
13.1	         Registrant's 1998 Annual Report to Shareholders.
18.1(14)     	Letter re change in Accounting Principle from Burr, Pilger &
              Meyer dated November 5, 1997.
21.1	         Subsidiaries of Registrant.
23.1         	Consent of Independent Accountants (see page 20)
24.1         	Power of Attorney (see page 19).
27.1         	Financial Data Schedule.


* Denotes a management contract or compensatory plan or arrangement.

(1)  Incorporated by reference to exhibit filed with Registrant's Registration
     Statement on Form S-1 (File No. 2-72297) filed May 14, 1981.
(2)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
(3)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.
(4)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.
(5)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(6)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
(7)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(8)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(9)  Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(10) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994
(12) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1995.
(13)	Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1996.
(14) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10K for the fiscal year ended December 31, 1998.


(b)	 Reports on Form 8-K:  No Reports on Form 8-K were filed by the Company during the fourth quarter of 1998 .

(c) 	Exhibits:  See subsection (a) (3) above.

(d)  Financial Statement Schedules:  See subsection (a) (2) above.




                     Report of Independent Accountants on
                         Financial Statement Schedule





To the Board of Directors of FAFCO, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 1,1999 appearing on page 13 of the 1998 Annual Report to Shareholders of FAFCO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Burr, Pilger & Mayer
Palo Alto, California

March 29, 1999










                                    FAFCO, Inc.

                                     Schedule
                                        II
                  Valuation and Qualifying Accounts and Reserves



                Balance at     Additions Charged
               Beginning of       to Cost and                 Balance at End of
Description        Period            Expenses     Deductions       Period

1998:
Allowance for
doubtful accounts
current accounts
receivable      $540,100          $53,900          $57,700 (1)    $536,300
short-term
receivable       126,400                           126,400(1)
long-term
receivable        29,300                                            29,300
Warranty reserve 211,000          190,600          169,400         232,200
Deferred tax
asset valuation
allowance        708,000                           534,800         173,200


1997:
Allowance for
doubtful accounts
current accounts
receivable      $512,600         $172,600         $145,100 (1)    $540,100
short-term
receivable        28,800           97,600                          126,400
long-term
receivable        34,000                             4,700 (3)      29,300
warranty reserve 234,100           85,600          108,700 (2)     211,000
Deferred tax
asset valuation
allowance      1,191,800                           483,800         708,000


1996:
Allowance for
doubtful accounts
current accounts
receivable      $463,900         $50,400            $1,700 (1)    $512,600
short-term
receivable                        28,800                            28,800
long-term
receivable        39,100                             5,100 (3)      34,000
Warranty reserve 216,000          94,100            76,000 (2)     234,100
Deferred tax
asset valuation
allowance      1,383,800                           192,000       1,191,800



(1)	Write-off of uncollectible accounts.
(2)	Cost of warranty claims processed.
(3)	Reclassification to allowance for short-term notes receivable.







                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1999	                     FAFCO, Inc.


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

	Signature			                Title					                    Date



                        				Chairman of the Board,
                            President and
                                                           March 29, 1999
/s/Freeman A. Ford		        Chief Executive Officer
Freeman A. Ford             (Principal Executive
               	            Officer) and Director

                       	 			Vice President, Finance &
                            Administration                	March 29, 1999
/s/Alex N. Watt		           and Chief Financial Officer
Alex N. Watt                (Principal Finacial
            		              and Accounting Officer)

/s/William A. Berry		       Director					                  March 29, 1999
William A. Berry

/s/Robert W. Selig, Jr.	   	Director				                  	March 29, 1999
Robert W. Selig, Jr.




                      CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-75201, 2-86299, 2-95390 and 33-76220) and
related prospectuses of FAFCO, Inc. of our report dated March 1, 1999, appearing on page 13 of the 1998 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 17 of this Form 10-K.





Burr, Pilger & Mayer
San Francisco, California

March 29, 1999




INDEX TO EXHIBITS
Exhibit No.	Description

3.1(1)	       Articles of Incorporation, as amended.
3.2(3)	       Bylaws, as amended.
3.2(a)	       Bylaws Certificate of Amendment
4.1(1)	       Stock Purchase Agreement dated April 14, 1977, between
              Registrant and certain investors.
4.2(3)	       10% Convertible Subordinated Notes Purchase Agreement dated
              March 27, 1984, between Registrant and certain investors.
4.2(a)(2)	    Amendment to Subordinated Note Purchase Agreement dated
              March 27, 1990.
4.2(b)(9)	    Amendment to 10% Subordinated Note Agreement dated March 25, 1991.
4.3(4)*	      Security and Guaranty Agreement and Common Stock Purchase
              Warrant between the Registrant and Freeman A. Ford dated
              February 16, 1987.
4.3(a)(5)*	   Amendment to the Security and Guaranty Agreement between the
              Registrant and Freeman A. Ford dated December 8, 1987.
4.3(b)(6)*	   Amendment to the Security and Guaranty Agreement between the
              Registrant and Freeman A. Ford dated February 1, 1988.
4.3(c)(7)*	   Second Amendment to the Promissory Notes between the Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)*	   Form of Common Stock Purchase Warrant issued March 25, 1993 by the Registrant to Freeman A. Ford.
4.3(e)(9)	    Amendment to the Promissory Notes between the Registrant and
              Freeman A. Ford dated March 25, 1993.
4.4(10)	      Common Stock Warrant issued January 19, 1994 to B. Severns.
4.5	          Reference Exhibits 3.1 and 3.2.
10.1	         Reference Exhibit 4.1.
10.2	         Reference Exhibit 4.2, 4.2(a), and 4.2(b).
10.3(7)*	     1981 Incentive Stock Option Plan.
10.4(7)*	     Form of 1981 Incentive Stock Option Agreement.
10.8(1)	      Standard Form of Distributor Agreement.
10.9(7)	      Lease Agreement and Addenda for 2690 Middlefield Road,
              Redwood City, California, between Registrant, as Lessee, and
              Beals Martin and Associates, as Lessor, dated January 18, 1990.
10.10(3)	     FAFCO Solar Partners II Certificate of Limited Partnership and
              Limited Partnership Agreement.
10.11	        Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d), and
              4.3(e).
10.12(6)	     Licensing Agreement between the Registrant, as Licensor, and
              Enercon Engineering, as Licensee, dated May 20, 1988.
10.13(6)*	    Form of Director's Warrant issued February 1988 to directors
              Berry and Selig.
10.14(11)*	   1991 Stock Option Plan, as amended.
10.14(a)(8)*	 Form of Stock Option Agreement used under the 1991 Stock Option
              Plan.
10.15(8)*	    1991 Directors' Stock Option Plan.
10.15(a)(8)*	 Form of Nonstatutory Stock Option Agreement used under 1991
              Director's Stock Option Plan.
10.16(8)*	    Employee Stock Purchase Plan.
10.16(a)(8)*	 Form of Subscription Agreement used under Employee Stock
              Purchase Plan.
10.17(9)	     Licensing Agreement and Addendum between the Registrant, as
              Licensor, and Jang-Han Systems Engineering, as Licensee, dated
              January 1, 1993.
10.18(10)	    Export - Import and Technical License Agreement between the
              Registrant, as Licensor, and Ebara Corporation, as Licensee,
              dated October 22, 1993.
10.19(10)	    Business Loan Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated June 10, 1992.
10.19(a)(10)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated March 8, 1994.
10.19(b)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated June 5, 1995.
10.19(c)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated August 7, 1995.
10.19(d)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated September 22, 1995.
10.19(e)(12)	 Loan Modification Agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated February 8, 1996.
10.19(f)(13)	 Loan Modification agreement between Registrant as Borrower, and
              Silicon Valley Bank, as Lender, dated October 30, 1996.
10.19(g)(13)	 Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated December 11, 1996.
10.19(h)(13)	 Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated January 6, 1997.
10.19(i)(13) 	Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, as Lender, dated January 21, 1997.
10.19(j)(14)	 Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, a Lender, dated April 1, 1998.
10.19(k)	     Loan Modification Agreement between Registrant, as Borrower, and
              Silicon Valley Bank, a Lender, dated March 22, 1999.
10.20(11)	    Agency/Distributorship Agreement between Registrant as
              Manufacturer and Jabria Establishment, as Agent/Distributorship,
              dated December 10, 1994.
11.1	         Computation of Earnings Per Share (see Note 12 of Notes to
              Consolidated Financial Statements on the 1997 Annual Report).
13.1	         Registrant's 1997 Annual Report to Shareholders.
18.1(14)	     Letter re change in Accounting Principle from Burr, Pilger &
              Meyer dated November 5, 1997.
21.1	         Subsidiaries of Registrant.
23.1	         Consent of Independent Accountants (see page 20)
24.16	        Power of Attorney (see page 19).
27.1	         Financial Data Schedule.


* Denotes a management contract or compensatory plan or arrangement.

(1)  Incorporated by reference to exhibit filed with Registrant's Registration
     Statement on Form S-1 (File No. 2-72297) filed May 14, 1981.
(2)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1989.
(3)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1983.
(4)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1986.
(5)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1987.
(6)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1988.
(7)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1990.
(8)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1991.
(9)  Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1992.
(10) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994
(12) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1995.
(13) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1996.
(14) Incorporated by reference to exhibit filed with Registrant's Annual
     Report on Form 10K for the fiscal year ended December 31, 1998.


(b)	 Reports on Form 8-K:  No Reports on Form 8-K were filed by the Company during the fourth quarter of 1998 .

(c) 	Exhibits:  See subsection (a) (3) above.

(d)  Financial Statement Schedules:  See subsection (a) (2) above.