Form 10-Q
period 1999-03-31
FAFCO INC
filed 1999-05-06
CIK 352956

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________ to__________

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

                                 Yes   X    No


At May 8, 1999, 3,303,311 shares of the Company's Common Stock, $.125 par value were issued and outstanding.









Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                     FAFCO, Inc.
                             CONSOLIDATED BALANCE SHEET


                                            March 31, 1999   December 31, 1998
                                             (unaudited)
Assets
Current assets:
Cash and cash equivalents                   $     249,900    $       477,500
Accounts receivable, less
allowance for doubtful accounts
of $550,300 in 1999 and $536,300
in 1998                                         2,607,500          1,876,600
Current portion of long-term notes
receivable (net)                                   87,600             87,600
Inventories                                     1,067,200          1,265,400
Prepaid expenses and other current assets         168,600            183,500
Other accounts receivable, net of
allowance                                             800              7,300
Deferred tax asset, net of allowance              273,000            273,000
Total current assets                            4,454,600          4,170,900
Plant and equipment, at cost                    2,925,100          2,901,900
Less accumulated depreciation and
amortization                                   (2,274,000)        (2,318,500)

                                                  651,100            583,400

Notes receivable and other assets (net)            43,700             58,200
Deferred tax asset, net of allowance              564,500            564,500
Total assets                               $    5,713,900  $       5,377,000
Liabilities and shareholders' equity
Current Liabilities:
     Bank line of credit
     Accounts payable and other
        accrued expenses                   $    1,126,000  $       1,065,600
Accrued compensation and benefits                 232,800            217,300
Accrued warranty expense                          279,200            232,200
Income Taxes payable                               58,600             18,600
Total current liabilities                       1,696,600          1,533,700
Convertible subordinated notes
($600,000 was owed to related parties
    in 1999 and 1998)                             925,000            925,000
Other non-current liabilities                      26,200             31,900
Total liabilities                          $    2,647,800  $       2,490,600
Shareholders' equity:
   Preferred Stock-authorized 1,000,000
     shares of $1.00 par value, none of
     which has been issued
   Common Stock-authorized 10,000,000
     shares of $0.125 par value:
     3,303,311 issued and outstanding in
     1999 and in 1998.                            412,800            412,800
Capital in excess of par value                  5,107,100          5,107,100
Notes receivable secured by Common Stock          (75,100)           (75,100)
Accumulated deficit                            (2,378,700)        (2,558,400)
Total shareholders' equity                 $    3,066,100  $       2,886,400
Commitments and contingent liabilities
Total liabilities and
   shareholders' equity                    $    5,713,900  $       5,377,000

The accompanying notes are an integral part of this statement.



Part I - FINANCIAL INFORMATION (continued)

                                       FAFCO, Inc.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (unaudited)



                                                    Three Months Ended
                                                       March 31,
                                              1999                  1998

Net sales                                $	3,039,900          	$		2,699,500
Other income (net)                              (400)                (2,900)

Total revenues                             3,039,500              2,696,600

Cost of goods sold                         1,772,200              1,763,400
Marketing & selling expense                  529,100                505,600
General & administrative expense             368,300                344,800
Research & development expense               101,700                 45,500
Net interest expense                          24,500                 35,100

Total costs and expenses                   2,795,800              2,694,400

Income before income taxes                   243,700                  2,200
Provision for income taxes                    64,000                      0

Net income                               $  	179,700            $    	2,200

Basic earnings net income per share     	$    		0.05           	$     	0.00
Diluted net income per share            	$     	0.04           	$     	0.00


The accompanying notes are an integral part of this statement



Part I - FINANCIAL INFORMATION (continued)

                                       FAFCO, Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)



                                                 Three Months Ended
                                                      March 31,

                                             1999                    1998
Cash flow from operating activities:
Net income                                $	 179,700              $ 	  2,200
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                                35,500                  28,100
Allowance for doubtful accounts               13,900                (127,500)
Provision for inventory reserve	                                      (2,200)
Change in assets and liabilities:
  Change in accounts receivable             (738,400)               (772,600)
  Change in inventories                      198,200                 (39,900)
  Change in prepaid expenses                  14,900                (115,200)
  Change in other assets                      14,600                 145,500
  Change in payables and accrued expenses    162,900                 330,300
  Change in other non-current liabilities     (5,700)
Net cash  (used in) provided by
operating activities                        (124,400)

Cash flow from investing activities:
  Purchase of fixed assets                  (103,200)               (58,500)
Net cash used in investing activities       (103,200)               (58,500)

Cash flow from financing activities:
  Proceeds from sale of common stock                                  2,500
  Borrowings on line of credit                                      576,000
Net cash provided by (used in)
financing activities

Net decrease in cash and cash equivalents   (227,600)
Cash and cash equivalents, beginning
  of period                                  477,500                 46,300
Cash and cash equivalents, end of
  period                                $   	249,900            $    	9,100

Supplemental disclosures of cash flow
information:
  Cash paid during the period for
    interest                            $    	26,400            $   	42,400
  Cash paid during the period for
    income taxes                        $    	24,000            $  	 32,000


The accompanying notes are an integral part of this statement




Part I - FINANCIAL INFORMATION (continued)

                                     FAFCO, Inc.
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1998, included in its 1998 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consist of the following.



                                       March 31, 1999        December 31, 1998

Raw materials                             $664,900               $661,800
Work in process                            234,200                211,500
Finished goods                             168,100                392,100
                                        $1,067,200             $1,265,400

4. The Company has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at March 31, 1999. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on March 30, 2000.

5.     Net Income Per Share

Basic earnings per share were calculated as follows:


                                              Quarter Ended March 31,

                                             1999                  1998

Net income                                $  179,700            $    2,200
Average common shares outstanding          3,303,311             3,303,311
Earnings per share                       	$    	0.05           	$    	0.00



Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.


Part I - FINANCIAL INFORMATION (continued)

Diluted earnings per share were calculated as follows:


                                                 Quarter Ended March 31,

                                               1999                  1998
Adjusted net income                       $ 	179,700            $  	2,200
Average common shares outstanding          3,303,311            3,303,311
Add:  Exercise of options reduced by
  the number of shares purchased with
  proceeds                                   306,375                  N/A
Add:  Exercise of warrants reduced by
  the number of shares purchased with
  proceeds                                   107,056                  N/A
Add:  Expense of warrants attached to
  debt reduced by the number of
  shares purchased with proceeds             485,625                  N/A
Adjusted weighted average shares
  outstanding                              4,202,367            3,303,311
Earnings per common share assuming
  dilution                                    $	0.04               $	0.00




Part I - FINANCIAL INFORMATION (continued)
Item 2


                                        FAFCO, Inc.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       (Unaudited)

Results of Operations

Net sales for the quarter ended March 31, 1999 increased by 12.6% to $3,039,900 in 1999 from $2,699,500 in 1998. These increases were primarily the result of increased unit sales of the Company's pool panel products along with increased unit sales of the Company's IceStorT products.

Cost of goods sold was relatively stable in absolute dollars at $1,772,200 in the first quarter of 1999 compared with $1,763,400 in the first quarter of 1998 while decreasing from 65.3% of net sales to 58.3% of net sales from the first quarter of 1998 to the first quarter of 1999. This decrease in cost of goods sold as a percentage of net sales were due primarily to increased efficiencies in the production process which allowed the Company to produce more product with fewer employees.

Marketing and selling expenses were increased slightly in absolute dollars at $529,100 in the first quarter of 1999 compared with $505,600 in the first quarter of 1998 while decreasing from 18.7% of net sales to 17.4% of net sales in the first quarter of 1999.

General and administrative expenses were relatively stable at $368,300 in the first quarter of 1999 compared with $344,800 in the same quarter in 1998 while decreasing from 12.8% of net sales in the first quarter of 1998 to 12.1% of net sales in the first quarter of 1999.

Research and development expenses increased to $101,700 (3.3% of net sales) in 1999 from $45,500 (1.7% of net sales) in the first quarter of 1998 due mainly to an increase in the number of engineering projects which are targeted on introducing new and improved products in the next few years.

Net interest expense decreased to $24,500 (0.8% of net sales) in the first quarter of 1999 from $35,100 (1.3% of net sales) in the first quarter of 1998. This decrease was due primarily to lower average daily borrowing in 1999 than in 1998.

Liquidity and Capital Resources

The Company's cash position decreased from $477,500 at 1998 fiscal year end to $249,900 at March 31, 1999 principally due to increased accounts receivable partially offset by decreased inventories and increased accounts payable.

At March 31, 1999, the Company's accounts payable and other accrued expenses had increased to $1,126,000 from $1,065,600 at December 31, 1998. This increase is primarily due to decreased cash flow during the first quarter of 1999 as a result of the Company's "Early Buy" program for Above Ground Pool systems.

At March 31, 1999, the Company's net accounts receivable had increased to $2,607,500 from $1,876,600 at December 31, 1998 due mainly to the Company's "Early Buy" program for Above Ground Pool systems.

At March 31, 1999, the Company's net inventories had decreased to $1,067,200 from $1,265,400 at December 31, 1998 due mainly to sales being higher than planned during the first quarter of 1999.


Part I - FINANCIAL INFORMATION (continued)

At March 31, 1999 the Company's current ratio was 2.62 to 1 compared with
2.72 to 1 at December 31, 1998. The Company had working capital of $2,758,000 at March 31, 1999 compared with $2,637,200 at December 31, 1998.
Total assets exceeded total liabilities by $3,066,100 at March 31, 1999 compared with $2,886,400 at December 31, 1998.

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.


Part II - OTHER INFORMATION

Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended March 31, 1999.

                                                          Shares
Common Stock: authorized 10,000,000 shares of
 $.125 par value; issued and outstanding at
 December 31, 1998, as reported in the
 Registrant's Annual report on Form 10-K
 filed for the fiscal year ended December 31, 1998.      3,303,311

Issued during the quarter		                                      0

Outstanding at March 31, 1999                            3,303,311


Item 6 - Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q.

Exhibit No.	          Description

27	                   Financial Data Schedule


b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       	FAFCO, Inc. (Registrant)


DATE:    May 8, 1999  	                 BY:/s/Alex N. Watt
                                           	Alex N. Watt,
                                           	Vice President - Finance and
                                            Administration
                                           	and Chief Financial Officer
                                           	(Principal Financial and
                                             Accounting Officer)



                                                                	Subsequently
                                	ITEMS 	                        Numbered Page


Exhibit No.	              Description
27                       	Financial Data Schedule	                    Page 12