Form 10-Q/A
period 1999-03-31
FAFCO INC
filed 1999-05-07
CIK 352956

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


The accompanying notes are an integral part of this statement



Part I - FINANCIAL INFORMATION (continued)

                                       FAFCO, Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)



                                                 Three Months Ended
                                                      March 31,

                                             1999                    1998
Cash flow from operating activities:
Net income                                $	 179,700              $ 	  2,200
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                                35,500                  28,100
Allowance for doubtful accounts               13,900                (127,500)
Provision for inventory reserve	                                      (2,200)
Change in assets and liabilities:
  Change in accounts receivable             (738,400)               (772,600)
  Change in inventories                      198,200                 (39,900)
  Change in prepaid expenses                  14,900                (115,200)
  Change in other assets                      14,600                 145,500
  Change in payables and accrued expenses    162,900                 330,300
  Change in other non-current liabilities     (5,700)                 (5,900)
Net cash  (used in) provided by
operating activities                        (124,400)               (557,200)

Cash flow from investing activities:
  Purchase of fixed assets                  (103,200)                (58,500)
Net cash used in investing activities       (103,200)                (58,500)

Cash flow from financing activities:
  Proceeds from sale of common stock                                   2,500
  Borrowings on line of credit                                       576,000
Net cash provided by (used in)
financing activities

Net decrease in cash and cash equivalents   (227,600)                (37,200)
Cash and cash equivalents, beginning
  of period                                  477,500                  46,300
Cash and cash equivalents, end of
  period                                $   	249,900             $    	9,100

Supplemental disclosures of cash flow
information:
  Cash paid during the period for
    interest                            $    	26,400             $   	42,400
  Cash paid during the period for
    income taxes                        $    	24,000             $  	 32,000


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

                                       	FAFCO, Inc. (Registrant)


DATE:    May 5, 1999  	                 BY:/s/Alex N. Watt
                                           	Alex N. Watt,
                                           	Vice President - Finance and
                                            Administration
                                           	and Chief Financial Officer
                                           	(Principal Financial and
                                             Accounting Officer)



                                                                	Subsequently
                                	ITEMS 	                        Numbered Page


Exhibit No.	              Description
27                       	Financial Data Schedule	                    Page 12