Form 10-Q
period 1999-06-30
FAFCO INC
filed 1999-08-04
CIK 352956

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

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

                                Yes   X    No


At August 2, 1999, 3,303,311 shares of the Company's Common Stock, $.125 par value were issued and outstanding.





Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                  FAFCO, Inc.
                         CONSOLIDATED BALANCE SHEET

                                       June 30, 1999         December 31, 1998
                                        (unaudited)
Assets
Current assets:
Cash and cash equivalents              $   784,800           $   477,500
Accounts receivable, less
allowance for doubtful accounts
	of $568,800 in 1999 and
$536,300 in 1998                         2,578,000             1,876,600
Current portion of long-term
notes receivable (net)                      85,500                87,600
Inventories                                960,200             1,265,400
Prepaid expenses and other
current assets                             187,500               183,500
Other accounts receivable, net of
allowance                                   13,900                 7,300
Deferred tax asset, net of
allowance                                  273,000               273,000
Total current assets                     4,882,900             4,170,900
Plant and equipment, at cost             2,985,200             2,901,900
Less accumulated depreciation and
amortization                            (2,317,400)           (2,318,500)

                                           667,800               583,400
Notes receivable and other assets
(net)                                       32,200                58,200
Deferred tax asset, net of allowance       564,500               564,500
Total assets                             6,147,400             5,377,000
Liabilities and shareholders' equity
Current Liabilities:
Accounts payable and other accrued
expenses                                 1,012,500             1,065,600
Accrued compensation and benefits          357,200               217,300
Accrued warranty expense                   275,700               232,200
Income taxes payable                       149,600                18,600
Total current liabilities                1,795,000             1,533,700
Convertible subordinated notes
($600,000 was owed to related
parties in 1999 and 1998)                  925,000               925,000
Other non-current liabilities               23,100                31,900
Total liabilities                        2,743,100             2,490,600
Shareholders' equity:
Preferred stock-authorized 1,000,000
shares of $1.00 par value, none of
which has been issued
Common stock-authorized 10,000,000
shares of $0.125 par value;
3,303,311 issued and outstanding
in 1999 and 1998.                          412,800               412,800
Capital in excess of par value           5,107,100             5,107,100
Notes receivable secured by
common stock                               (75,100)              (75,100)
Accumulated deficit                     (2,040,500)           (2,558,400)
Total shareholders' equity               3,404,300             2,886,400
Commitments and contingent liabilities

Total liabilities and shareholders'
equity                                   6,147,400             5,377,000

The accompanying notes are an integral part of this statement.



Part I - FINANCIAL INFORMATION - Item 1 (continued)

                                    FAFCO, Inc.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                  Quarter Ended       Six Month Ended
                                     June 30              June 30

                               1999         1998         1999         1998

Net sales                    $3,573,500   $3,810,700   $6,613,400   $6,510,200
Other income (net)                2,100        4,000        1,700        1,100

Total revenues                3,575,600    3,814,700    6,615,100    6,511,300

Cost of goods sold            2,071,300    2,222,100    3,843,500    3,985,500
Marketing & selling expense     508,400      466,900    1,037,500      972,500
General &
administrative expense          426,700      408,600      795,000      753,400
Research & development
expense                          87,300       50,900      189,000       96,400
Net interest expense             23,200       34,300       47,700       69,400

Total costs and expenses      3,116,900    3,182,800    5,912,700    5,877,200

Income before income taxes      458,700      631,900      702,400      634,100
Provision for income taxes      120,500       66,500      184,500       66,500

Net income (loss)            $  338,200   $  565,400   $  517,900   $  567,600

Basic earnings net income
per share                    $     0.10   $     0.17   $     0.16   $     0.17
Diluted net income per
share                        $     0.08   $     0.14   $     0.12   $     0.14



The accompanying notes are an integral part of this statement


Part I - FINANCIAL INFORMATION - Item 1 (continued)

                                     FAFCO, Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                   Six Months Ended
                                                        June 30

                                                  1999            1998
Cash flow from operating activities:
Net income                                      $  517,900      $  567,600
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation                                        78,900          59,800
Allowance for doubtful accounts                     32,400        (117,800)
Provision for inventory reserve                     (2,400)         (5,600)
Change in assets and liabilities:
Change in accounts receivable                     (740,400)     (1,031,900)
Change in inventories                              307,600         153,700
Change in prepaid expenses                          (4,000)         (2,900)
Change in other assets                              28,100         168,700
Change in payables and accrued
expenses                                           261,300         281,800
Change in other non-current
liabilities                                         (8,800)        (11,800)
Net cash provided by operating
activities                                         470,600          61,600

Cash flow from investing activities:
Purchase of fixed assets                          (163,300)        (70,900)

Cash used in investing activities                 (163,300)        (70,900)

Cash flow from financing activities:
Proceeds from sale of common stock                                   2,500
Net cash provided by financing activities                            2,500

Net increase (decrease) in cash and
cash equivalents                                   307,300          (6,800)
Cash and cash equivalents, beginning of
period                                             477,500          46,300
Cash and cash equivalents, end of
period                                          $  784,800      $   39,500

Supplemental disclosures of cash flow
information:
Cash paid during the period for
interest                                        $   53,200      $   69,300
Cash paid during the period for
income taxes                                    $   53,500      $   32,000


The accompanying notes are an integral part of this statement


Part I - FINANCIAL INFORMATION - Item 1 (continued)

                                     FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1998, included in its 1998 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a last in, first out (LIFO) basis, and consist of the following.

                                June 30, 1999             December 31, 1998
Raw materials                   $    540,200              $     661,800
Work in process                      238,600                    211,500
Finished goods                       181,400                    392,100

                                $    960,200              $   1,265,400

4. The Company has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at June 30, 1999. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on March 30, 2000.


5.   Net Income Per Share

Basic earnings per share were calculated as follows:


                                  Quarter Ended      Six Months Ended
                                     June 30             June 30

                            1999         1998          1999         1998
Net income             $   338,200   $  565,400   $   517,900   $  567,600
Average common shares
outstanding              3,303,311    3,303,311     3,303,311    3,303,311
Earnings per share
                       $      0.10   $     0.17   $      0.16   $     0.17


Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.




Part I - FINANCIAL INFORMATION - Item 1 (continued)

Diluted earnings per share were calculated as follows:


                                    Quarter Ended        Six Months Ended
                                        June 30              June 30

                              1999         1998          1999        1998
Net income               $  338,200  $  565,400     $  517,900  $  567,600
Average common shares
outstanding               3,303,311   3,303,311      3,303,311   3,303,311
Add:  Exercise of options
reduced by the number of
shares purchased with
proceeds                    318,752     256,377        313,633     163,820
Add:  Exercise of warrants
reduced by the number of
shares purchased with
proceeds                    108,047      96,033        107,056      77,344
Expense of warrants attached
to debt reduced by the number
of shares purchased with
proceeds                    485,625     458,478        483,387     416,250
Adjusted weighted average
shares outstanding        4,215,735   4,114,199      4,207,388   3,960,725
Earnings per common share
assuming full dilution   $     0.08  $     0.14     $     0.12  $     0.14



6.     Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.



                            Quarter Ended             Six Months Ended
                               June 30                    June 30


                          1999        1998           1999        1998
Product Line
Net Sales
Solar                 $2,113,900  $2,306,500     $3,875,800   $3,789,100
Thermal Energy
Storage                1,459,600   1,504,200      2,737,600    2,721,100

                      $3,573,500  $3,810,700     $6,613,400   $6,510,200



Geographic information for revenues and long-lived assets are as follows:



                              Quarter Ended           Six Months Ended
                                 June 30                    June 30

                            1999        1998          1999        1998
Net Sales
Domestic                $2,681,300   $2,513,000    $4,723,400   $4,238,900
  Foreign
  Japan                    690,800    1,090,100     1,540,900    1,539,200
Thermal Energy
Storage                    201,400      207,600       349,100      732,100

                        $3,573,500   $3,810,700    $6,613,400   $6,510,200



Long-lived assets		                 June 30, 1999				    December 31, 1998
      Domestic                         $667,800               $583,400


For the six months ended June 30, 1999 and 1998, the Company had one major customer who individually accounted for 10% or more of sales totaling $1,540,900 and $1,539,200 respectively.


Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of June 30, 1999, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $608,300, $1,467,300 and $377,000, respectively


Part I - FINANCIAL INFORMATION (continued)
Item 2


                                   FAFCO, Inc.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Results of Operations

Net sales for the quarter ended June 30, 1999 decreased by 6.2 % from $3,810,700 in 1998 to $3,573,500 in 1999 due to a decrease in unit sales of the Company's pool products combined with a price decrease due to competitive market pressures.. Net sales increased by 1.6% from $6,510,200 in the first half of 1998 to $6,613,400 in the corresponding period in 1999. This increase was due to increased unit sales of the Company's pool products, partially offset by the decreased pricing.

Cost of goods sold decreased from $2,222,100 (58.3% of net sales) in the quarter ended June 30, 1998 to $2,071,300 (58.0% of net sales) in the corresponding period in 1999. For the six months ended June 30, cost of sales decreased from $3,985,500 (61.2% of net sales) in 1998 to $3,843,500 (58.1% of net sales) in 1999.
These decreases in cost of goods sold were due primarily to increased labor efficiency in manufacturing partially offset by lower sales of the higher margin pool panel products and with higher sales of the lower margin Icestor products.

Marketing and selling expenses for the quarter ended June 30 increased from $466,900 (12.3%) of net sales in 1998 to $508,400 (14.2% of net sales) in 1999 and for the six-month period ended June 30 increased from $972,500 (14.9% of net sales) in 1998 to $1,037,500 (15.7% of net sales) in 1999. These increases were due mainly to increased advertising expenses.

General and administrative expenses were relatively stable at $426,700 in the second quarter of 1999 (11.9% of net sales) compared with $408,600 (10.7% of net sales) in the second quarter of 1998 and $795,000 (12.0% of net sales) for the first six months of 1999 compared to $753,000 (11.6% of net sales) for the corresponding period in 1998.

Research and development expenses for the quarter ended June 30 increased from $50,900 (1.3% of net sales) in 1998 to $87,300 (2.4 % of net sales) in 1999. For the six-month period ended June 30 research and development expenses increased from $96,400 (1.5% of net sales) in 1998 to $189,000 (2.9% of net sales) in 1999. These increases were due mainly to an increase in the number of engineering projects which are targeted on introducing new and improved products in the next few years.

Net interest expense decreased to $23,200 (0.6% of net sales) in the second quarter of 1999 from $34,300 (0.9% of net sales) in the first quarter of 1998. Net income expense for the six-month period ended June 30

Part I - FINANCIAL INFORMATION - Item 2 (continued)

Liquidity and Capital Resources

The Company's cash position increased from $477,500 at 1998 fiscal year end to $784,800 at June 30 1999 principally due to cash flow from operations (primarily net income) during the period and increased accounts receivable, partially offset by decreased inventories and increased accounts payable and accrued benefits and taxes.

At June 30, 1999, the Company's accounts payable and other accrued expenses had decreased to $1,012,500 from $1,065,600 at December 31, 1998. This decrease is primarily due to slightly faster payment of payables made possible by improved cash flows during the year.

At June 30, 1999, the Company's accrued benefits increased to $357,200 from $217,300 at December 31, 1998. This increase was due mainly to accruals for employee profit sharing bonuses along with the fact that the December 1998 level was low due to the heavy use of vacation while the Company was closed in the latter half of December.

The Company's current ratio was 2.72 to 1 at June 30, 1999 and at December 31, 1998. The Company had working capital of $3,087,900 at June 30,1999 compared with $2,637,200 at December 31, 1998. Total assets exceeded total liabilities by $3,404,300 at June 30, 1999 compared with $2,886,400 at December 31, 1998.

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Part II - OTHER INFORMATION

Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended June 30, 1999.


                                                       Shares
Common Stock: authorized 10,000,000
shares of $.125 par value; issued and
outstanding at December 31, 1998, as
reported in the Registrant's Annual
report on Form 10-K filed for the fiscal
year ended December 31, 1998.                         3,303,311

Issued during the quarter                                  0

Outstanding at June 30, 1999                          3,303,311




Item 6 - Exhibits and Reports on Form 8-K
a.	The following exhibits are filed as part, to the extent
indicated herein, in the Form 10-Q.
           				Exhibit No.	    		        Description
         				      27              			Financial Data Schedule

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.
                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     	FAFCO, Inc. (Registrant)



DATE:                                 BY
                                     	Nancy I. Garvin,
                                     	Vice President - Finance and Chief
                                      Financial Officer



N:\ELINK\FILING\10Q_2ndQtr99.doc	 Page 1 of 11	Revised:  8/3/99