Form 10-Q
period 1999-09-30
FAFCO INC
filed 1999-10-29
CIK 352956

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

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

                               Yes   X    No


At October 25, 1999, 3,303,311 shares of the Registrant's Common Stock, $.125 par value were issued and outstanding.





Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                 FAFCO, Inc.
                          CONSOLIDATED BALANCE SHEET


                                   September 30, 1999      December 31, 1998
                                       (unaudited)

Assets
Current assets:
      Cash and cash equivalents      $      	168,600        $       477,500
      Accounts receivable, less
        allowance for doubtful
        accounts of $578,400 in
        1999 and $536,300 in 1998          2,042,900              1,876,600
      Current portion of long-term
        notes receivable (net)                72,000                 87,600
      Inventories                          1,167,300              1,265,400
      Prepaid expenses and other
        current assets                       183,700                183,500
      Other accounts receivable,
        net of allowance                      20,700                  7,300
      Deferred tax asset, net of
        allowance                            273,000                273,000
Total current assets                       3,928,200              4,170,900
Plant and equipment, at cost               3,134,300              2,901,900
Less accumulated depreciation and
amortization                              (2,349,400)            (2,318,500)
                                             784,900                583,400
Notes receivable and other assets (net)       31,600                 58,200
Deferred tax asset, net of allowance         564,500                564,500
Total assets                         $     5,309,200        $     5,377,000
Liabilities and shareholders'
equity
Current Liabilities:
     Bank line of credit             $       258,000        $
     Accounts payable and other
       accrued expenses                      993,100              1,065,600
     Accrued compensation and benefits       243,500                217,300
     Accrued warranty expense                298,300                232,200
     Income taxes payable                    134,500                 18,600
Total current liabilities            $     1,927,400        $     1,533,700
Subordinated notes ($600,000 was
 owed to related parties
 in 1998)                                                           925,000
Other non-current liabilities                 19,900                 31,900
Total liabilities                          1,947,300              2,490,600
Shareholders' equity:
     Preferred Stock-authorized
      1,000,000 shares of $1.00 par
      value, none of which has been issued
     Common Stock-authorized 10,000,000
      shares of $0.125 par value;
      3,303,311 issued and outstanding
      in 1999 and 1998.                      412,800                412,800
     Capital in excess of par value        5,107,100              5,107,100
     Notes receivable secured by
      common stock                           (75,100)               (75,100)
     Deficit                              (2,082,900)            (2,558,400)
Total shareholders' equity                 3,361,900              2,886,400
Commitments and contingent
 liabilities
Total liabilities and shareholders'
 equity                              $     5,309,200        $     5,377,000

The accompanying notes are an integral part of this statement.




Part I - FINANCIAL INFORMATION (continued)


                                  FAFCO, Inc.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (unaudited)


                             Quarter Ended             Nine Months Ended
                             September 30,               September 30,
                          1999            1998         1999          1998

Net sales             $	2,100,300      $	2,426,100  $	8,713,700   $	8,936,300
Other income (net)          1,200           14,700        2,900       	15,800

Total revenues          2,101,500        2,440,800    8,716,600    	8,952,100

Cost of goods sold      1,264,700        1,520,500    5,108,200    	5,506,000
Marketing & selling
 expense                  436,100          473,900    1,473,600    	1,446,400
General & administrative
 expense                  369,800          342,600    1,164,800    	1,096,000
Research & development
 expense                   70,800           50,700      259,800       147,100
Net interest expense       16,500           23,300       64,200        92,700

Total costs and
 expenses               2,157,900        2,411,000    8,070,600     8,288,200

Income (loss) before
 income taxes         $ 	(56,400)      $   	29,800  $	  646,000   $	  663,900
Provision for income
 taxes                   (14,000)                       170,500        66,500

Net income (loss)     $ 	(42,400)      $	   29,800  $  	475,500   $  	597,400

Basic earnings net
 income per share     $   	(0.01)      $     	0.01  $     	0.14   $     	0.18

Diluted net income
 per share            $   	(0.01)      $     	0.01  $     	0.11   $	     0.15

The accompanying notes are an integral part of this statement


Part I - FINANCIAL INFORMATION (continued)

                                  FAFCO, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                             1999               1998
Cash flow from operating activities:
     Net income                        $    475,500       $    597,400
     Adjustments to reconcile net
      income to net cash provided
      by (used in) operating
      activities:
        Depreciation                        126,100             94,300
        Allowance for doubtful accounts      42,000           (108,800)
        Provision for inventory reserve      (5,600)           (17,900)
        Gain on sale of fixed assets                           (19,000)
     Change in assets and liabilities:
        Change in accounts receivable      (221,700)          (482,300)
        Change in inventories               103,700            140,900
        Change in prepaid expenses             (200)            16,100
        Change in other assets               42,200            190,800
        Change in payables and accrued
         expenses                           135,700            176,200
        Change in other non-current
         liabilities                        (12,000)          	(17,900)
     Net cash (used in) provided by
      operating activities                  685,700            569,800

Cash flow from investing activities:
     Purchase of fixed assets              (327,600)          (235,800)
     Proceeds from sale of equipment          	-                19,000
       Cash used in investing activities   (327,600)          (216,800)

Cash flow from financing activities:
     Proceeds from sale of common stock                          2,500
     Payments on subordinated debt        	(925,000)
     Borrowings on line of credit           258,000
Net cash provided by (used in)
 financing activities                      (667,000)             2,500

Net increase (decrease) in cash and
cash equivalents                           (308,900)           355,500
Cash & cash equivalents, beginning of
 period                                     477,500             46,300
Cash and cash equivalents, end of
 period                                $	   168,600       $	   401,800

Supplemental disclosures of cash flow
information:
     Cash paid during the period for
      interest                         $    	99,000       $    	96,400
     Cash paid during the period for
      income taxes                     $    	55,800       $    	52,900




The accompanying notes are an integral part of this statement

Part I - FINANCIAL INFORMATION (continued)


                                FAFCO, Inc.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Registrant's audited annual financial statements for the year ended December 31, 1998 included in its 1998 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5.)

3. Inventories are valued at the lower of cost or market, determined using the first in, first out (FIFO) method, and consist of the following.

                                September 30, 1999       December 31, 1998
Raw materi                         $  	604,900             $  	661,800
Work in process                        219,500                 211,500
Finished goods                         342,900                 392,100

                                   $	1,167,300             $	1,265,400

4. The Company has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable.
Unused borrowing capacity was $742,000 at September 30, 1999. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on March 30, 2000.

5.  Net Income Per Share

Basic earnings (loss) per share were calculated as follows:

                              Quarter Ended              Nine Months Ended
                               September 30                September 30
                             1999         1998           1999         1998
Net income                $	(42,400)    $	29,800      $	475,500    $	597,400
Average common shares
 outstanding              3,303,311    3,303,311      3,303,311    3,303,311
Earnings per share        $  	(0.01     $  	0.0       $   	0.14    $   	0.18

Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.


Part I - FINANCIAL INFORMATION  ? Item 1 (continued)


Diluted earnings (loss) per share were calculated as follows:

                                 Quarter Ended          Nine Months Ended
                                  September 30             September 30
                               1999         1998         1999         1998
Net income                 $ 	(42,400)  $   29,800    $  475,500   $  597,400
Average common shares
outstanding                 3,303,311    3,303,311     3,303,311    3,303,311
Add:  Exercise of options
reduced by the number of
shares purchased with
proceeds                      337,155      344,074      	331,960      235,697
Add:  Exercise of warrants
reduced by the number of
shares purchased with
proceeds	                     103,661	     106,000      	102,361      	77,344
Add:  Expense of warrants
attached to debt
reduced by the number of
shares purchased with
proceeds  	                   475,714	     481,000	      472,778	     416,250
Adjusted weighted average
shares outstanding         	4,219,841   	4,234,385    	4,210,410   	4,032,602
Earnings (loss) per common
share assuming full
dilution                   $  	(0.01)   $    	0.01    $    	0.11   $    	0.15


6.     Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.



                                  Quarter Ended         Nine Months Ended
                                   September 30            September 30
                               1999         1998         1999         1998
Product Line
Net Sales
Solar                       $1,225,600   $1,033,500   $5,101,400   $4,822,600
Thermal Energy Storage         874,700    1,392,600    3,612,300    4,113,700
                            $2,100,300   $2,426,100   $8,713,700   $8,936,300



Geographic information for revenues and long-lived assets are as follows:


                             Quarter Ended              Nine Months Ended
                              September 30                September 30
                           1999           1998          1999          1998
Net Sales
Domestic              $1,658,900      $1,519,800     $6,382,300    $5,758,700
  Foreign
    Japan                129,700         416,000      1,670,600     1,955,200
    Other                311,700         490,300        660,800     1,222,400

                      $2,100,300      $2,426,100     $8,713,700    $8,936,300


Long-lived assets		              September 30, 1999		      	December 31, 1998
      Domestic	                       $	784,900	                $	583,400

For the nine months ended September 30, 1999 and 1998, the Company had one major customer who individually accounted for 10% or more of sales totaling $1,670,600 and $1,955,200, respectively.

Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of September 30, 1999, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $567,800, $1,335,600 and $499,400, respectively.


Part I - FINANCIAL INFORMATION (continued)
Item 2

                                FAFCO, Inc.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Unaudited)

Results of Operations

Net sales for the quarter ended September 30, 1999 decreased by 13.4% from $2,426,100 in 1998 to $2,100,300 in 1999 as a result of a decrease in sales of the Company's IceStor products combined with a price decrease in the Company's pool products due to competitive market pressures. Net sales decreased by 2.5% from $8,936,300 in the first nine months of 1998 to $8,713,700 in the corresponding period in 1999. This decrease was due to decreased sales of the Company's IceStor products partially offset by increased unit sales of the Company's pool products.

Costs of goods sold decreased from $1,520,500 (62.7% of net sales) in the quarter ended September 30, 1998 to $1,264,700 (60.2% of net sales) in the corresponding period in 1999. For the nine months ended September 30, cost of sales decreased from $5,506,000 (61.6% of net sales) in 1998 to $5,108,200 (58.6% of net sales) in 1999. These decreases in cost of goods sold were due primarily to decreased sales of lower margin IceStor products offset slightly by increased sales of higher margin pool products.

Marketing and selling expenses remained relatively stable at $436,100 (20.8% of net sales) in the third quarter of 1999 compared to $473,900 (19.5% of sales) in the third quarter of 1998 and $1,473,600 (16.9% of net sales) for the nine months ended September 30, 1999 compared to $1,446,400 (16.2% of net sales) for the corresponding period in 1998.

General and administrative expenses increased from $342,600 (14.1% of net sales) in the third quarter of 1998 to $369,800 (17.6% of net sales) in 1999 and from $1,096,000 (12.3% of net sales) for the nine months ended
September 30, 1998 to $1,164,800 (13.4% of net sales) for the corresponding period in 1999. These increases were due to small increases in a variety of expense categories, no one of which is by itself significant.

Research and development expenses for the quarter ended September 30 increased from $50,700 (2.1% of net sales) in 1998 to $70,800 (3.4% of net sales) in 1999. For the nine month period ended September 30 research and development expenses increased from $147,100 (1.6% of net sales) in 1998 to $259,800 (3.0% of net sales) in 1999. These increases were due mainly to an increase in personnel.

Net interest expense decreased to $16,500 (0.8% of net sales) in the third quarter of 1999 from $23,300 (1.0% of net sales) in the second quarter of 1998. Net interest expense for the nine month period ended September 30 decreased from $92,700 (1.0% of net sales) in 1998 to $64,200 (0.7% of net sales) in 1999. These decreases were due primarily to lower average daily borrowing in 1999 than in 1998.

Liquidity and Capital Resources

The Company's cash position decreased from $477,500 at 1998 fiscal year end to $168,600 at September 30, 1999 principally due to cash flow from financing (subordinated debt pay off) and investing (purchase of fixed assets) activities.

At September 30, 1999, the Company's net accounts receivable had increased to $2,042,900 from $1,876,600 at December 31, 1998 primarily as a result of an increase in the number of customers combined with increased sales of the Company's pool products.

At September 30, 1999, the Company's inventories were relatively stable at $1,167,300 compared with $1,265,400 at December 31, 1998.

At September 30, 1999, the Company's subordinated debt had decreased to $0 from $925,000 at December 31, 1998 due mainly to improved cash flow from operations and an increase in the amount owed on the bank line of credit.

At September 30, 1999, the Company's accounts payable and other accrued expenses had decreased to $993,100 from $1,065,600 at December 31, 1998. This decrease is primarily due to slightly faster payment of payables made possible by improved cash flows during the year.

At September 30, 1999, the Company's accrued benefits remained relatively stable at $243,500 as compared to $217,300 at December 31, 1998.

The Company's current ratio was 2.04 to 1 at September 30, 1999 compared to
2.72 to 1 at December 31, 1998. The Company had working capital of $2,000,800 at September 30, 1999 compared with $2,637,200 at
December 31, 1998. Total assets exceeded total liabilities by $3,361,900 at September 30, 1999 compared with $2,886,400 at December 31, 1998.

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Part II - OTHER INFORMATION

Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended September 30, 1998.

                                                            Shares
  Common Stock: authorized 10,000,000 shares of
  $.125 par value; issued and outstanding at
  December 31, 1998, as reported in the
  Registrant's Annual report on Form 10-K filed
  for the fiscal year ended December 31, 1998.             3,303,311

  Issued during the quarter                                        0

  Outstanding at September 30, 1999                        3,303,311


Item 6 - Exhibits and Reports on Form 8-K

a. The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q:

    				 Exhibit No.			          Description
				          27     			         Financial Data Schedule

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended
September 30, 1999.


	SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    	FAFCO, Inc. (Registrant)


DATE: October 28, 1999               BY:  /s/ Nancy I. Garvin
                                         	Nancy I. Garvin
                                         	Vice President - Finance and
                                         	Chief Financial Officer









X:/Admin/Financial Reporting10Q_3rdQtr99	Page 1 of 10	Revised: 10/27/99