Form 10-K
period 1999-12-31
FAFCO INC
filed 2000-04-10
CIK 352956

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended December 31, 1999 or

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

                             Yes    X     No ____


Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 10, 2000 was $358,200, based upon the average of the bid and ask prices reported for such date by the National Quotation Bureau. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1999, was 3,303,311.



                   Documents Incorporated by Reference

Document Description	                                           Form 10-K Part
Portions of Exhibit 13.1 (the Company's 1999 Annual Report to Shareholders)
	(the "Annual Report") .............................................I, II, IV

The Company's Definitive Proxy Statement (the "Proxy Statement") for the
 2000 Annual Meeting of Stockholders to be held on May 4, 2000
 (the Proxy Statement is expected to be filed pursuant to Regulation 14A on or before April 15, 2000) ....................................... III

                        _____________________________


With the exception of the information specifically incorporated by reference in Parts I, II, III and IV of this Form 10-K, neither the Company's Annual Report nor the Company's Proxy Statement is to be deemed filed as part of this report.


PART I

Item 1.	Business

Introduction

FAFCO, Inc. ("FAFCO," the "Company" or "Registrant") designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 60% of net sales in 1999 compared to 53% of net sales in 1998 and 56% of net sales in 1997. Thermal energy storage sales amounted to 40% of net sales in 1999 compared to 47% of net sales in 1998 and 44% of net sales in 1997.

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

Sales by Geographic Area

The Company's net sales during 1999, 1998, and 1997 were geographically distributed approximately as follows:


                               1999               1998               1997

California                      24%                19%                22%
Florida                         33%                31%                31%
Other U.S.                      17%                14%                19%
Foreign Countries               26%                36%                28%

                               100%               100%               100%


One of the Company's customers, Ebara Corporation, accounted for 17.7% of the Company's fiscal 1999 net sales, 23.4% of the Company's fiscal 1998 net sales and 18.6% of the Company's fiscal 1997 net sales. During 1997, 1998 and 1999 Ebara Corporation was the licensee for the Company's IceStorT products in Japan, and, as such, purchased IceStorT products and components for assembly into products for resale to end users in Japan. No other customer accounted for 10% or more of the Company's net sales in fiscal 1997, 1998 or 1999. Any material cancellation, reduction or rescheduling of orders from a major customer, particularly Ebara Corporation, or the loss of any such customer would have a material adverse effect in the Company's financial condition and operation results.

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

Research and Development

For the years ended December 31, 1999, 1998, and 1997, the Company's research and development expenses were $327,600, $194,100, and $202,800, respectively.

The Company currently uses consulting engineers, in addition to staff engineers, who are responsible for existing product improvement, applications engineering, and new product research and development. The Company is exploring other potential revenue-producing uses for its polyolefin extrusions.

Patents, Trademarks and Licenses

FAFCO currently holds three United States patents and has two patents pending relating to certain aspects of its products and manufacturing technology. These patents expire at various times between March 2000 and July 2003. However, the Company believes that patent protection is secondary to such factors as ongoing product development and refinement, the knowledge and experience of its personnel, and their ability to design, manufacture, and successfully market the Company's products.

From time to time, the Company has registered as trademarks certain product names and marks in order to preserve its right to those product names and marks.

The Company has granted licenses to assemble and sell IceStor? systems in Taiwan, Korea, Japan, and the Peoples Republic of China to local manufacturers. See "Marketing and Sales" above.

Employees

At December 31, 1999, the Company had a total of 62 full-time employees, including nine in marketing, five in research and development, 36 in manufacturing, and 12 in general management and administration.
The Company also uses temporary employees from agencies to fill seasonal needs. The Company has never had a work stoppage. To the Company's knowledge, no employees are represented by a labor organization.

Seasonality

Information regarding the seasonality of the Company's business is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" on page 16 of the Annual Report, which information is incorporated herein by reference.

Segment Information

Following the sale of the business of the Company's subsidiary, The Gregory Company, in 1988, the Company has only had continuing operations in the polymer heat exchanger segment.

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

The Company's principal executive offices and manufacturing facilities for its products are located in a single 42,500 square foot facility in Redwood City, California. A lease expiring in the year 2000 covers this facility. This lease has an option to extend through 2005. The
Company has exercised its option to extend this lease through June, 2005. See Note 10 of Notes to Consolidated Financial Statements on page 12 of the Annual Report, which information is incorporated herein by reference.

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

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1999.

The executive officers of the Company are set forth below. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any executive officers or directors.

Freeman A. Ford, age 59, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984.
Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 58, serves as Executive Vice President and Secretary.
Mr. Watt joined the Company as its Vice President-Finance and Chief
Financial Officer in July 1984, and has served as Secretary since March 1985.

David Harris, age 44, serves as Vice President, Sales. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993) and President-Pool Products Division (from May 1993 until May 1995).

Nancy I. Garvin, age 54, serves as Vice President, Finance. Ms. Garvin joined the Company in May 1974 as an accounting clerk and has since held the positions of Accounting Manager and Controller with the Company.


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
        Results of Operations

Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the heading "Management's Discussion and Analysis," on pages 16 and 17 of the Annual Report, which information is incorporated herein by reference.

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

The Company's interest rate exposure on rate debt obligations is currently relatively insignificant. As a result, the Company does not actively manage the risk associated with these obligations. The impact of interest rate changes would not have a material impact on the Company's results of operations.

The Company currently holds no marketable equity securities of other issuers that are subject to market price volatility.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company are set forth on pages 3 through 13 of the Annual Report, which information is incorporated herein by reference. The supplementary financial information requirements of Regulation S-K Item 302 do not apply to the Company, because the Company does not meet the tests set forth therein.

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

    The consolidated balance sheets for the years ended December 31, 1999 and 1998, the Consolidated Statement of Operations, of Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1999, and the notes thereto appear on pages 4 through 15 of the Annual Report.

    2.  Financial Statement Schedules

    The following schedule for the years ended December 31, 1999, 1998, and 1997 is included in this report. Such schedule should be read in conjunction with the consolidated financial statements in the Annual Report.

    Report of Independent Accountants on Financial Statement Schedule (see page17).

    Schedule II - Valuation and Qualifying Accounts and Reserves
    (see page 18).

    Schedule X - Supplementary Income Statement Information
    (see page 19).

    Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Index to Exhibits

    The following exhibits are filed as part of or incorporated by reference, to the extent indicated herein, in this Annual
    Report on Form 10-K.


Exhibit No.	Description (footnotes appear at the end of the exhibit list)



3.1(1) 	      Articles of Incorporation, as amended.
3.2(3)	       Bylaws, as amended.
3.2(a)	       Bylaws Certificate of Amendment.
4.1(1)	       Stock Purchase Agreement dated April 14, 1977, between
              Registrant and certain investors.
4.2(3)	       10% Convertible Subordinated Notes Purchase Agreement
              dated March 27, 1984, between Registrant and certain investors.
4.2(a)(2)	    Amendment to Subordinated Note Purchase Agreement dated
              March 27, 1990.
4.2(b)(9)	    Amendment to 10% Subordinated Note Agreement dated March 25, 1991.
4.3(4)*	      Security and Guaranty Agreement and Common Stock
              Purchase Warrant between the Registrant and Freeman A.
              Ford dated February 16, 1987.
4.3(a)(5)*	   Amendment to the Security and Guaranty Agreement
              between the Registrant and Freeman A. Ford dated
              December 8, 1987.
4.3(b)(6)*	   Amendment to the Security and Guaranty Agreement
              between the Registrant and Freeman A. Ford dated
              February 1, 1988.
4.3(c)(7)*	   Second Amendment to the Promissory Notes between the
              Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)*	   Form of Common Stock Purchase Warrant issued March 25,
              1993 by the Registrant to Freeman A. Ford.
4.3(e)(9)	    Amendment to the Promissory Notes between the
              Registrant and Freeman A. Ford dated March 25, 1993.
4.4(10)	      Common Stock Warrant issued January 19, 1994 to B. Severns.
4.5	          Reference Exhibits 3.1 and 3.2.
10.1	         Reference Exhibit 4.1.
10.2	         Reference Exhibit 4.2, 4.2(a), 4.2(b) and 4.3 - 4.3(e).
10.3(7)*	     1981 Incentive Stock Option Plan.
10.4(7)*	     Form of 1981 Incentive Stock Option Agreement.
10.8(1)	      Standard Form of Distributor Agreement.
10.9(7)	      Lease Agreement and Addenda for 2690 Middlefield Road,
              Redwood City, California, between Registrant, as
              Lessee, and Beals Martin and Associates, as Lessor,
              dated January 18, 1990.
10.10(3)	     FAFCO Solar Partners II Certificate of Limited
              Partnership and Limited Partnership Agreement.
10.11	        Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d),
              and 4.3(e).
10.12(6)	     Licensing Agreement between the Registrant, as
              Licensor, and Enercon Engineering, as Licensee, dated
              May 20, 1988.
10.13(6)*	    Form of Director's Warrant issued February 1988 to
              directors Berry and Selig.
10.14(11)*	   1991 Stock Option Plan, as amended.
10.14(a)(8)* 	Form of Stock Option Agreement used under the 1991
              Stock Option Plan.
10.15(8)*	    1991 Directors' Stock Option Plan.
10.15(a)(8)*	 Form of Nonstatutory Stock Option Agreement used
              under 1991 Director's Stock Option Plan.
10.16(8)*	    Employee Stock Purchase Plan.
10.16(a)(8)*	 Form of Subscription Agreement used under Employee
              Stock Purchase Plan.
10.17(9)	     Licensing Agreement and Addendum between the
              Registrant, as Licensor, and Jang-Han Systems
              Engineering, as Licensee, dated January 1, 1993.
10.18(10)	    Export - Import and Technical License Agreement between
              the Registrant, as Licensor, and Ebara Corporation, as
              Licensee, dated October 22, 1993.
10.19(10)	    Business Loan Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              June 10, 1992.
10.19(a)(10)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              March 8, 1994.
10.19(b)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              June 5, 1995.
10.19(c)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              August 7, 1995.
10.19(d)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              September 22, 1995.
10.19(e)(12)	 Loan Modification Agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              February 8, 1996.
10.19(f)(13)	 Loan Modification agreement between Registrant as
              Borrower, and Silicon Valley Bank, as Lender, dated
              October 30, 1996.
10.19(g)(13)	 Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              December 11, 1996.
10.19(h)(13)	 Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              January 6, 1997.
10.19(i)(13)  Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, as Lender, dated
              January 21, 1997.
10.19(j)(14)	 Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, a Lender, dated
              April 1, 1998.
10.19(k)	     Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, a Lender, dated
              March 22, 1999.
10.19(1)	     Loan Modification Agreement between Registrant, as
              Borrower, and Silicon Valley Bank, a Lender, dated
              March 22, 2000.
10.20(11)	    Agency/Distributorship Agreement between Registrant as
              Manufacturer and Jabria Establishment, as
              Agent/Distributorship, dated December 10, 1994.
11.1	         Computation of Earnings Per Share (see Note 12 of Notes
              to Consolidated Financial Statements on Registrant's
              1999 Annual Report).
13.1	         Registrant's 1999 Annual Report to Shareholders.
18.1(14)	     Letter re change in Accounting Principle from Burr,
              Pilger & Mayer dated November 5, 1997.
21.1	         Subsidiaries of Registrant.
23.1	         Consent of Independent Accountants (see page 20)
24.1  	       Power of Attorney (see page 19).
27.1	         Financial Data Schedule.


* Denotes a management contract or compensatory plan or arrangement.


(1)  Incorporated by reference to exhibit filed with Registrant's
     Registration Statement on Form S-1 (File No. 2-72297) filed May 14, 1981.
(2)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
(3)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1983.
(4)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1986.
(5)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(6)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
(7)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(8)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(9)  Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(10) Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(12) Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(13)	Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(14)	Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(15)	Incorporated by reference to exhibit filed with Registrant's
     Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


(b)	 Reports on Form 8-K:  No Reports on Form 8-K were filed by the Company during the fourth quarter of 1999 .

(c)	 Exhibits:  See subsection (a) (3) above.

(d)  Financial Statement Schedules:  See subsection (a) (2) above.



                       Report of Independent Accountants on
                          Financial Statement Schedule





To the Board of Directors of FAFCO, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 3, 2000 appearing on page 14 of the 1999 Annual Report to Shareholders of FAFCO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Burr, Pilger & Mayer
San Francisco, California

March 3, 2000






                                 FAFCO, Inc.

                                  Schedule
                                     II
                Valuation and Qualifying Accounts and Reserves


                  Balance at    Additions Charged
                  Beginning of  to Costs and                    Balance at End
Description       Period        Expenses          Deductions    of Period
1999:
Allowance for
  doubtful
  accounts
  current
  accounts
  receivable      $ 536,300   $  91,200           $ 309,700(1)  $ 317,800
  short-term
  receivable                     27,600                            27,600
  long-term
  receivalbe         29,300       2,400                            31,700
Warranty reserve    232,200     177,000             126,500(2)    282,700
Deferred tax
  asset
  valuation
  allowance         173,200                         143,600        29,600

1998:
Allowance for
  doubtful
  accounts
  current
  accounts
  receivable       $	540,100  $  53,900           $ 	57,700(1)  $	536,300
  short-term
  receivable         126,400                        126,400(1)
  long-term
  receivable          29,300                                       29,300
Warranty reserve     211,000    190,600             169,400(2)    232,200
Deferred tax
  asset
  valuation
  allowance          708,000                        534,800       173,200

1997:
Allowance for
  doubtful
  accounts
  current
  accounts
  receivable       $ 512,600  $ 172,600           $ 145,100(1)  $ 540,100
  short-term
  receivable          28,800     97,600                           126,400
  long-term
  receivable          34,000                          4,700(3)     29,300
Warranty reserve     234,100     85,600             108,700(2)    211,000
Deferred tax
asset
  valuation
  allowance        1,191,800                        483,800       708,000




(1)	Write-off of uncollectible accounts.
(2)	Cost of warranty claims processed.
(3)	Reclassification to allowance for short-term notes receivable.





                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000	                         FAFCO, Inc.

                                              	/s/ Freeman A. Ford
                                              	Freeman A. Ford,
                                              	Chairman of Board,
                                               President and
                                              	Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints
Freeman A. Ford and Nancy I. Garvin, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature              Title 				        	                    Date

                      	Chairman of the Board, President and  	March 29, 2000
/s/ Freeman A. Ford	  	Chief Executive Officer  (Principal
Freeman A. Ford       	Executive Officer) and Director

                      	Vice President, Finance and 	          March 29, 2000
/s/ Nancy I. Garvin		  Chief Financial Officer (Principal
Nancy I. Garvin		     	Financial and Accounting Officer)

/s/ William A. Berry		 Director 	                             March 29, 2000
William A. Berry

/s/Robert W. Selig,Jr. Director 	                             March 29, 2000
Robert W. Selig, Jr.

/s/ William Chisholm		 Director	                              March 29, 2000
William Chisholm

/s/David Ford 		       Director	                              March 29, 2000
David Ford



                     CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-75201, 2-86299, 2-95390 and 33-76220) and
related prospectuses of FAFCO, Inc. of our report dated March 3, 2000, appearing on page 14 of the 1999 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 17 of this Form 10-K.




Burr, Pilger & Mayer
San Francisco, California

April 5, 2000





                             INDEX TO EXHIBITS


Exhibit No.	       Description

3.1(1)	            Articles of Incorporation, as amended.
3.2(3)	            Bylaws, as amended.
3.2(a)	            Bylaws Certificate of Amendment
4.1(1)	            Stock Purchase Agreement dated April 14, 1977, between
                   Registrant and certain investors.
4.2(3)	            10% Convertible Subordinated Notes Purchase Agreement
                   dated March 27, 1984, between Registrant and certain
                   investors.
4.2(a)(2)	         Amendment to Subordinated Note Purchase Agreement dated
                   March 27, 1990.
4.2(b)(9)	         Amendment to 10% Subordinated Note Agreement dated
                   March 25, 1991.
4.3(4)*	           Security and Guaranty Agreement and Common Stock
                   Purchase Warrant between the Registrant and Freeman A.
                   Ford dated February 16, 1987.
4.3(a)(5)*	        Amendment to the Security and Guaranty Agreement
                   between the Registrant and Freeman A. Ford dated
                   December 8, 1987.
4.3(b)(6)*	        Amendment to the Security and Guaranty Agreement
                   between the Registrant and Freeman A. Ford dated
                   February 1, 1988.
4.3(c)(7)*	        Second Amendment to the Promissory Notes between the
                   Registrant and Freeman A. Ford dated March 26, 1991.
4.3(d)(9)*	        Form of Common Stock Purchase Warrant issued March 25,
                   1993 by the Registrant to Freeman A. Ford.
4.3(e)(9)	         Amendment to the Promissory Notes between the
                   Registrant and Freeman A. Ford dated March 25, 1993.
4.4(10)	           Common Stock Warrant issued January 19, 1994 to B.
                   Severns.
4.5	               Reference Exhibits 3.1 and 3.2.
10.1	              Reference Exhibit 4.1.
10.2	              Reference Exhibit 4.2, 4.2(a), 4.2(b) and 4.3 - 4.3(e).
10.3(7)*	          1981 Incentive Stock Option Plan.
10.4(7)*	          Form of 1981 Incentive Stock Option Agreement.
10.8(1)	           Standard Form of Distributor Agreement.
10.9(7)	           Lease Agreement and Addenda for 2690 Middlefield Road,
                   Redwood City, California, between Registrant, as
                   Lessee, and Beals Martin and Associates, as Lessor,
                   dated January 18, 1990.
10.10(3)	          FAFCO Solar Partners II Certificate of Limited
                   Partnership and Limited Partnership Agreement.
10.11	             Reference Exhibits 4.3, 4.3(a), 4.3(b), 4.3(c), 4.3(d),
                   and 4.3(e).
10.12(6)	          Licensing Agreement between the Registrant, as
                   Licensor, and Enercon Engineering, as Licensee, dated
                   May 20, 1988.
10.13(6)*	         Form of Director's Warrant issued February 1988 to
                   directors Berry and Selig.
10.14(11)*	        1991 Stock Option Plan, as amended.
10.14(a)(8)*	      Form of Stock Option Agreement used under the 1991
                   Stock Option Plan.
10.15(8)*	         1991 Directors' Stock Option Plan.
10.15(a)(8)*	      Form of Nonstatutory Stock Option Agreement used
                   under 1991 Director's Stock Option Plan.
10.16(8)*	         Employee Stock Purchase Plan.
10.16(a)(8)*	      Form of Subscription Agreement used under Employee
                   Stock Purchase Plan.
10.17(9)	          Licensing Agreement and Addendum between the
                   Registrant, as Licensor, and Jang-Han Systems
                   Engineering, as Licensee, dated January 1, 1993.
10.18(10)	         Export - Import and Technical License Agreement between
                   the Registrant, as Licensor, and Ebara Corporation, as
                   Licensee, dated October 22, 1993.
10.19(10)	         Business Loan Agreement between Registrant, as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   June 10, 1992.
10.19(a)(10)	      Loan Modification Agreement between Registrant as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   March 8, 1994.
10.19(b)(12)	      Loan Modification Agreement between Registrant as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   June 5, 1995.
10.19(c)(12)	      Loan Modification Agreement between Registrant as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   August 7, 1995.
10.19(d)(12)      	Loan Modification Agreement between Registrant as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   September 22, 1995.
10.19(e)(12)	      Loan Modification Agreement between Registrant as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   February 8, 1996.
10.19(f)(13)	      Loan Modification agreement between Registrant as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   October 30, 1996.
10.19(g)(13)	      Loan Modification Agreement between Registrant, as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   December 11, 1996.
10.19(h)(13)	      Loan Modification Agreement between Registrant, as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   January 6, 1997.
10.19(i)(13)  	    Loan Modification Agreement between Registrant, as
                   Borrower, and Silicon Valley Bank, as Lender, dated
                   January 21, 1997.
10.19(j)(14)	      Loan Modification Agreement between Registrant, as
                   Borrower, and Silicon Valley Bank, a Lender, dated
                   April 1, 1998.
10.19(k) (15)	     Loan Modification Agreement between Registrant, as
                   Borrower, and Silicon Valley Bank, a Lender, dated
                   March 22, 1999.
10.19(l) 	         Loan Modification Agreement between Registrant, as
                   Borrower, and Silicon Valley Bank, a Lender, dated
                   March 22, 2000.
10.20(11)	         Agency/Distributorship Agreement between Registrant as
                   Manufacturer and Jabria Establishment, as
                   Agent/Distributorship, dated December 10, 1994.
11.1	              Computation of Earnings Per Share (see Note 12 of Notes
                   to Consolidated Financial Statements on the 1997 Annual
                   Report).
13.1	              Registrant's 1997 Annual Report to Shareholders.
18.1(14)	          Letter re change in Accounting Principle from Burr,
                   Pilger & Mayer dated November 5, 1997.
21.1	              Subsidiaries of Registrant.
23.1	              Consent of Independent Accountants (see page 20)
24.16	             Power of Attorney (see page 19).
27.1              	Financial Data Schedule.


* Denotes a management contract or compensatory plan or arrangement.


(1)    Incorporated by reference to exhibit filed with Registrant's
       Registration Statement on Form S-1 (File No. 2-72297) filed
       May 14, 1981.
(2)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
(3)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1983.
(4)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1986.
(5)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(6)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
(7)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(8)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(9)    Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(10)   Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(11)   Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1994
(12)   Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(13)   Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(14)   Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(15)   Incorporated by reference to exhibit filed with Registrant's
       Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



(b)   	Reports on Form 8-K:  No Reports on Form 8-K were filed by the Company during the fourth quarter of 1999 .

(c)	   Exhibits:  See subsection (a) (3) above.

(d)    Financial Statement Schedules:  See subsection (a) (2) above.
