Form 10-Q
period 2000-03-31
FAFCO INC
filed 2000-05-15
CIK 352956

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

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

                                  Yes   X    No


At May 5, 2000, 3,843,311 shares of the Company's Common Stock,
$.125 par value were issued and outstanding.






Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                                  FAFCO, Inc.
                        CONSOLIDATED BALANCE SHEET

                                    March 31, 2000          December 31, 1999
                                      (unaudited)
Assets
Current assets:
Cash and cash equivalents           $   	97,200                 $   	64,800
Accounts receivable, less
 allowance for doubtful accounts
 of $331,000 in 2000 and $317,800
 in 1999                              2,091,400                   1,752,000
Inventories                           1,113,900                   1,041,600
Prepaid expenses and other current
 assets                                 201,800                     254,200
Other accounts receivable, net of
 allowance                               19,500                      27,700
Deferred tax asset, net of
 allowance                              189,500                     189,500
Total current assets                 $3,713,300                  $3,329,800
Plant and equipment, at cost          4,010,100                   3,330,100
Less accumulated depreciation and
 amortization                        (2,404,900)                 (2,407,700)

                                      1,605,200                     922,400
Notes receivable and other assets
 (net)                                   31,300                      31,300
Deferred tax asset, net of
 allowance                              734,800                     703,300
Total assets                         $6,084,600                  $4,986,800
Liabilities and shareholders' equity
Current Liabilities:
  Bank line of credit                $ 	731,500                  $ 	461,500
  Note payable to bank                  176,500
  Accounts payable and other
    accrued expenses                  1,159,600                     802,500
Accrued compensation and benefits       252,700                     281,100
Accrued warranty expense                302,000                     282,700
Other current liabilities                                            15,000
Total current liabilities             2,622,300                   1,842,800
Note payable to bank                    295,800
Other non-current liabilities            32,600                      16,600
Total liabilities                    $2,950,700                  $1,859,400
Shareholders' equity:
 Preferred Stock-authorized
   1,000,000 shares of $1.00 par
   value, none of which has been
   issued
 Common Stock-authorized
   10,000,000 shares of $0.125 par
   value: 3,843,311 issued and
   outstanding in 2000 and
   3,303,311 issues and outstanding
   in 1999.                            	480,300                     412,800
 Capital in excess of par value      	5,107,100                   5,107,100
 Notes receivable secured by
   Common Stock                         (75,100)                    (75,100)
Accumulated deficit                  (2,378,400)                 (2,317,400)
Total shareholders' equity           $3,133,900                  $3,127,400
Commitments and contingent
 liabilities
Total liabilities and
 shareholders' equity                $6,084,600                  $4,986,800


The accompanying notes are an integral part of this statement.



Part I - FINANCIAL INFORMATION (continued)

                                    FAFCO, Inc.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                               Three Months Ended
                                                    March 31,
                                             2000              1999

Net sales                                $	2,722,100  	    $	3,039,900
Other income (net)                             2,500              (400)

Total revenues                             2,724,600         3,039,500

Cost of goods sold                         1,748,300         1,772,200
Marketing & selling expense                  537,800           529,100
General & administrative expense             406,800           368,300
Research & development expense               117,900           101,700
Net interest expense                           6,300            24,500

Total costs and expenses                   2,817,100         2,795,800

Income (loss) before income taxes	           (92,500)          243,700
Provision for (benefit from)
 income taxes	                               (31,500)           64,000

Net income (loss)                         $ 	(61,000)      	$ 	179,700

Basic earnings net income per share      	$  		(0.02)      	$    	0.05

Diluted net income per share             	$   	(0.02)      	$    	0.04


The accompanying notes are an integral part of this statement


Part I - FINANCIAL INFORMATION (continued)

                                 FAFCO, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                Three Months Ended
                                                     March 31,
                                              2000              1999
Cash flow from operating activities:
Net income (loss)                          $ 	(61,000)        $ 	179,700
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation                                48,200             35,500
   Write offs and allowance for
    doubtful accounts                          13,300             13,900
Change in assets and liabilities:
 Accounts receivable                         (344,500)          (738,400)
 Deferred tax assets                          (31,500)
 Inventories	                                 (72,300)	          198,200
 Prepaid expenses and other assets             52,400            	29,500
 Payables, accrued expenses and other
  current liabilities                         333,000            162,900
 Other non-current liabilities                 16,000            	(5,700)
Net cash used in operating activities        	(46,400)         	(124,400)

Cash flow from investing activities:
Purchase of fixed assets	                    (731,000)          (103,200)
Net cash used in investing activities	       (731,000)          (103,200)

Cash flow from financing activities:
Proceeds from sale of common stock             67,500
Borrowings from bank                          742,300
Net cash provided by financing
 activities                                   809,800

Net decrease in cash and cash
 equivalents                                   32,400          	(227,600)
Cash and cash equivalents, beginning
 of period                                     64,800            477,500
Cash and cash equivalents, end of
 period                                    $  	97,200         $ 	249,900

Supplemental disclosures of cash flow
information:
 Cash paid during the period for
  interest                                 $  	13,200         $  	26,400
Cash paid during the period for
 income taxes                                                 $  	24,000


The accompanying notes are an integral part of this statement


Part I - FINANCIAL INFORMATION (continued)

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1999, included in its 1999 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consist of the following.


                                      March 31, 2000        December 31, 1999
Raw materials                           $  525,300             $  499,400
Work in process                            276,300                220,000
Finished goods                             312,300                322,200

                                        $1,113,900             $1,041,600


4. The Company has a line of credit agreement with Silicon Valley Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $268,500 at March 31, 2000. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on June 30, 2000.

In addition to the line of credit, the Company has a 36-month term loan available in the amount of $500,000 bearing interest at prime plus 1.8%. At March 31, 2000, the Company had an outstanding balance of $472,300 on this loan.

5.  Net Income Per Share

Basic earnings per share were calculated as follows:

                                              Quarter Ended March 31,
                                             2000                1999
Net income (loss)	                       $ 	(61,000)         $  179,700
Average common shares outstanding         3,321,113           3,303,311
Earnings (loss) per share               	$   	(0.02)         $    	0.05


Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.


Part I - FINANCIAL INFORMATION (continued)

Diluted earnings per share were calculated as follows:

                                           Quarter Ended March 31,
                                          2000                 1999

Adjusted net income                $  (61,000)              $ 	179,700
Average common shares outstanding  	3,321,113               	3,303,311
Add:  Exercise of options reduced
 by the number of shares
	purchased with proceeds                                      	306,375
Add:  Exercise of warrants reduced
 by the number of shares
	purchased with proceeds                                      	107,056
Add:  Expense of warrants attached
 to debt reduced by the
	number of shares purchased with
 proceeds                                                     	485,625
Adjusted weighted average shares
 outstanding	                       3,321,113                4,202,367
Earnings per common share assuming
dilution                           $   	(0.02)              $    	0.04


At March 31, 2000, options and warrants for the purchase of 571,700 shares of common stock at prices ranging from $0.125 to $0.625 were antidilutive and therefore not included in the computation of diluted earnings per share.

6.	Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

                                             Quarter Ended March 31
                                          2000                    1999
Product Line
Net Sales
Pool Products                         $ 2,088,700              $ 1,761,900
Thermal Energy Storage Products           633,400                1,278,000

                                      $ 2,722,100              $ 3,039,900


Geographic information for revenues and long-lived assets are as follows:

                                             Quarter Ended March 31
                                          2000                    1999
Net Sales
Domestic                              $ 2,353,500              $ 2,042,100
Foreign
 Japan                                    291,200                  850,100
 Other                                     77,400                  147,700

                                      $ 2,722,100              $ 3,039,900



Long-lived assets        	          March 31, 2000	           March 31, 1999
Domestic	                            $ 1,605,200	               $ 922,400


For the three months ended March 31, 2000, the Company had two major customers who individually accounted for 10% or more of sales totaling $291,200 and $343,800, respectively.

Part I - FINANCIAL INFORMATION (continued)

For the three months ended March 31, 1999, the Company had one major customer accounting for 10% or more of sales totaling $449,000.

Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of March 31, 2000, unsecured trade accounts receivable for customers in California, Florida, and foreign countries were $626,200, $819,300 and $353,400.

7.	Plant and Equipment

Plant and equipment consist of the following:

                                        March 31, 2000      December 31, 1999
Machinery and equipment                   $2,538,700            $2,445,000
Office and computer equipment                581,600               578,300
Leasehold improvements                        88,600                88,600
Vehicles                                     241,000               218,200
Land                                         551,300
Building construction in
	progress                                      8,900
                                          $4,010,100            $3,330,100
Less accumulated depreciation
	and amortization                        	(2,404,900)          	(2,407,700)
                                          $1,605,200           	$ 	922,400



8.	Commitments

The Company plans to move its headquarters and manufacturing operations from Redwood City, CA to Chico, CA. In anticipation of this move, the Company has purchased approximately six acres of land for $551,300 and expects the balance to complete the building to be approximately $2,800,000, for a total of approximately $3,400,000.

Item 2

                                  FAFCO, Inc.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Results of Operations

Net sales for the quarter ended March 31, 2000 decreased by 10.5% to $2,722,100 in 2000 from $3,039,900 in 1999. This decrease was due to decreased unit sales of the Company's IceStorT products partially offset by increased unit sales of the Company's pool products.

Cost of goods sold was relatively stable in absolute dollars at $1,748,300 in the first quarter of 2000 compared with $1,772,200 in the first quarter of 1999 while increasing from 58.3% of net sales to 64.2% of net sales from the first quarter of 1999 to the first quarter of 2000. This increase in cost of goods sold as

Part I - FINANCIAL INFORMATION (continued)

a percentage of net sales was due primarily to the result of allocating fixed overhead expenses to a decreased sales number along with increased sales of relatively lower margin pool products and decreased sales of relatively higher margin pool products.

Marketing and selling expenses were increased slightly in absolute dollars at $537,800 in the first quarter of 2000 compared with $529,100 in the first quarter of 1999 while increasing from 17.4% of net sales to 19.8% of net sales in the first quarter of 2000 due mainly to costs relating to the recently opened Company office located in Tampa.

General and administrative expenses increased slightly to $406,800 in the first quarter of 2000 (14.9% of sales) compared with $368,300 (12.1% of sales) in the same quarter in 1999. These increases were due mainly to costs related to operating the recently opened Company office in Tampa.

Research and development expenses increased to $117,900 (4.3% of net sales) in 2000 from $101,700 (3.3% of net sales) in the first quarter of 1999 due mainly to an increase in the number of engineering projects which are targeted on introducing new and improved products in the next few years.

Net interest expense decreased to $6,300 (0.2% of net sales) in the first quarter of 2000 from $24,500 (0.8% of net sales) in the first quarter of 1999. This decrease was due primarily to paying off the Company's subordinated debt in the third quarter of 1999.

Liquidity and Capital Resources

The Company's cash position increased slightly from $64,800 at 1999 fiscal year end to $97,200 at March 31, 2000 principally due to an increase in bank borrowings along with issuance of stocks partially offset by purchases of fixed assets along with an increase in accounts receivable.

At March 31, 2000, the Company's accounts payable and other accrued expenses had increased to $1,159,600 from $802,500 at December 31, 1999. This increase is primarily due to decreased cash flow during the first quarter of 2000 as a result of the Company's "Early Buy" program for Above Ground Pool systems.

At March 31, 2000, the Company's net accounts receivable had increased to $2,091,400 from $1,752,000 at December 31, 1999 due mainly to the Company's "Early Buy" program for Above Ground Pool systems.

At March 31, 2000, the Company's net inventories had increased to $1,113,900 from $1,041,600 at December 31, 1999 due mainly to sales being lower than planned during the first quarter of 2000.

At March 31, 2000 the Company's current ratio was 1.42 to 1 compared with
1.81 to 1 at December 31, 1999. The Company had working capital of $1,090,900 at March 31, 2000 compared with $1,487,000 at December 31, 1999.
Total assets exceeded total liabilities by $3,133,900 at March 31, 2000 compared with $3,127,400 at December 31, 1999.

The Company intends to relocate during the next six months and has purchased land on which it will build a new manufacturing facility. The Company expects to realize cost savings in the year 2001 and beyond as a result of this move.

At March 31, 2000, total bank debt (line of credit plus term loan) had increased to $1,203,800 from $461,500 at December 31, 1999 due mainly to borrowing to acquire the land in Chico, CA on which the Company intends to build a 50,000 square foot headquarters and manufacturing building.
The building is

Part I - FINANCIAL INFORMATION (continued)

expected to be ready for occupancy by September 2000 and will be financed by Butte Community Bank, Chico, CA (see Note 8).

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Part II - OTHER INFORMATION

Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended March 31, 2000.

                                                                 Shares
Common Stock: authorized 10,000,000
shares of $.125 par value; issued and
outstanding at December 31, 1999, as
reported in the Registrant's Annual
Report on Form 10-K filed for the
fiscal year ended December 31, 1999.                            3,303,311

Issued during the quarter					                                    540,000

Outstanding at March 31, 2000                                   3,843,311

Item 6 - Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q.

Exhibit No.                        Description

27	                                Financial Data Schedule


b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       	FAFCO, Inc. (Registrant)



DATE: May 15, 2000                      BY:  /s/Nancy I. Garvin
                                            	Nancy I. Garvin,
                                            	Vice President - Finance
                                            	(Principal Financial and
                                              Accounting Officer)