Form 10-Q
period 2000-06-30
FAFCO INC
filed 2000-08-21
CIK 352956

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000 or

[ ]  Transition report pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of
1934

For the transition period from__________to__________

Commission file number 0-10120

                                   FAFCO, Inc.
             (Exact name of Registrant as specified in its charter)

          California                                  94-2159547
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                435 Otterson Drive, Chico, California 95928-8207
   (Address, including zip code, of Registrant's principal executive offices)

                                 (530) 332-2100
                (Company's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


At August 11, 2000, 3,843,311 shares of the Company's Common Stock, $.125 par value were issued and outstanding.

================================================================================

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   FAFCO, Inc.
                           CONSOLIDATED BALANCE SHEET

                                                                         JUNE 30, 2000
                                                                          (UNAUDITED)      DECEMBER 31, 1999
                                                                         -------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $   142,300           $ 64, 800
   Accounts receivable, less allowance for doubtful accounts of
      $336,000 in 2000 and $317,800 in 1999                                 2,474,700           1,752,000
   Inventories                                                              1,148,100           1,041,600
   Prepaid expenses and other current assets                                  263,100             254,200
   Other accounts receivable, net of allowance                                  9,400              27,700
   Deferred tax asset, net of allowance                                       189,500             189,500
                                                                          -----------         -----------
Total current assets                                                        4,227,100           3,329,800
                                                                          -----------         -----------
Property, plant and equipment, at cost                                      4,486,900           3,330,100
Less accumulated depreciation and amortization                             (2,454,700)         (2,407,700)
                                                                          -----------         -----------
                                                                            2,032,200             922,400
                                                                          -----------         -----------
Notes receivable and other assets (net)                                        34,500              31,300
Deferred tax asset, net of allowance                                          703,300             703,300
                                                                          -----------         -----------
Total assets                                                                6,997,100           4,986,800
                                                                          -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Bank line of credit                                                                       $   461,500
    Note payable to bank                                                  $   148,300
    Construction loan                                                         903,600
    Accounts payable and other accrued expenses                             1,688,300             802,500
    Accrued compensation and benefits                                         347,900             281,100
    Accrued warranty expense                                                  314,100             282,700
    Other current liabilities                                                                      15,000
                                                                          -----------         -----------
    Total current liabilities                                               3,402,200           1,842,800
                                                                          -----------         -----------

    Note payable to bank                                                      285,600
    Other non-current liabilities                                              43,500              16,600
                                                                          -----------         -----------
Total liabilities                                                         $ 3,731,300         $ 1,859,400
                                                                          -----------         -----------
Shareholders' equity:
    Preferred stock-authorized 1,000,000 shares of $1.00
        par value, none of which has been issued
    Common stock-authorized 10,000,000 shares of $0.125
        par value; 3,843,311 issued and outstanding in 2000
        and 3,303,311 issued and outstanding in 1999                          480,300             412,800
    Capital in excess of par value                                          5,107,100           5,107,100
    Notes receivable secured by Common Stock                                  (75,100)            (75,100)
    Accumulated deficit                                                    (2,246,500)         (2,317,400)
                                                                          -----------         -----------
Total shareholders' equity                                                $ 3,265,800         $ 3,127,400
                                                                          -----------         -----------
Commitments and contingent liabilities
                                                                          -----------         -----------
Total liabilities and shareholders' equity                                $ 6,997,100         $ 4,986,800
                                                                          ===========         ===========

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                    QUARTER ENDED                        SIX MONTHS ENDED
                                                       JUNE 30                               JUNE 30
                                               2000                1999               2000                1999
                                           -----------         -----------        -----------         -----------
Net sales                                  $ 3,586,300         $ 3,573,500        $ 6,308,400         $ 6,613,400
Other income (net)                              (7,100)              2,100             (4,600)              1,700
                                           -----------         -----------        -----------         -----------

    Total revenues                           3,579,200           3,575,600          6,303,800           6,615,100
                                           -----------         -----------        -----------         -----------

Cost of goods sold                           2,146,300           2,071,300          3,894,600           3,843,500
Marketing & selling expense                    531,700             508,400          1,069,500           1,037,500
General & administrative expense               391,900             426,700            798,700             795,000
Research & development expense                  87,700              87,300            205,600             189,000
Net interest expense                            39,600              23,200             45,900              47,700
Relocation costs                               182,000                                182,000
                                           -----------         -----------        -----------         -----------

    Total costs and expenses                 3,379,200           3,116,900          6,196,300           5,912,700
                                           -----------         -----------        -----------         -----------

Income before income taxes                     200,000             458,700            107,500             702,400
Provision for income taxes                      68,100             120,500             36,600             184,500
                                           -----------         -----------        -----------         -----------

Net income                                 $   131,900         $   338,200        $    70,900         $   517,900
                                           ===========         ===========        ===========         ===========

Basic earnings net income per share        $      0.03         $      0.10        $      0.02         $      0.16
Diluted net income per share               $      0.03         $      0.08        $      0.02         $      0.12
                                           -----------         -----------        -----------         -----------


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                       -------------------------------
                                                                                           2000                1999
                                                                                       -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                             $    70,900         $   517,900
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
    Depreciation                                                                            98,000              78,900
    Write offs and allowance for doubtful accounts                                          30,800              32,400
Change in assets and liabilities:
    Accounts receivable                                                                   (735,200)           (740,400)
    Inventories                                                                           (106,500)            305,200
    Prepaid expenses and other assets                                                       (8,900)             (4,000)
    Notes receivable and other long term assets                                             (3,200)             28,100
    Payables and accrued expenses and other current liabilities                            969,000             261,300
    Other non-current liabilities                                                           26,900              (8,800)
                                                                                       -----------         -----------
Net cash provided by operating activities                                                  341,800             470,600
                                                                                       -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                            (1,207,800)           (163,300)
                                                                                       -----------         -----------
Net cash used in investing activities                                                   (1,207,800)           (163,300)
                                                                                       -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                      67,500
    Repayment of bank line of credit                                                      (461,500)
    Proceeds from term loan                                                                500,000
    Repayment of term loan                                                                 (66,100)
    Proceeds from construction loan                                                        903,600
                                                                                       -----------
Net cash provided by financing activities                                                  943,500
                                                                                       -----------

Net increase in cash and cash equivalents                                                   77,500             307,300
Cash and cash equivalents, beginning of period                                              64,800             477,500
                                                                                       -----------         -----------
Cash and cash equivalents, end of period                                                   142,300         $   784,800
                                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                           $    42,000         $    53,200
    Cash paid during the period for income taxes                                                           $    53,500


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1999, included in its 1999 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consist of the following.

                             JUNE 30, 2000    DECEMBER 31, 1999
                             -------------    -----------------
        Raw materials          $  620,000           499,400
        Work in process           255,300           220,000
        Finished goods            272,800           322,200
                               ----------        ----------
                               $1,148,100        $1,041,600
                               ==========        ==========

4. The Company has a line of credit agreement with Butte Community Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at June 30, 2000. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on May 10, 2001.

In addition to the line of credit, the Company has a 36-month term loan through Butte Community Bank in the amount of $445,000 bearing interest at prime plus 1.5%. At June 30, 2000, the Company had an outstanding balance of $433,900 on this loan.

The Company also has construction financing through Butte Community Bank in order to build a 50,000 square foot manufacturing and office facility. The maximum loan amount is 80% of the actual cost of construction or $2,360,000, whichever is lower. At June 30, 2000, the Company had utilized $903,600 of this financing arrangement bearing interest at 9.05%. The Company expects to convert this financing to a 29 1/2 year mortgage bearing interest at 9.05% per year fixed for five years.

5. Net Income Per Share

Basic earnings per share were calculated as follows:

                                                QUARTER ENDED                      SIX MONTHS ENDED
                                                   JUNE 30                             JUNE 30
                                         ----------------------------        ----------------------------
                                            2000              1999              2000              1999
                                         ----------        ----------        ----------        ----------
Net income                               $  131,900        $  338,200        $   70,900        $  517,900
Average common shares outstanding         3,843,311         3,303,311         3,582,212         3,303,311
                                         ----------        ----------        ----------        ----------
Earnings per share                       $     0.03        $     0.10        $     0.02        $     0.16
                                         ==========        ==========        ==========        ==========

Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:

                                                                       QUARTER ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                        JUNE 30
                                                                --------------------------      --------------------------
                                                                   2000            1999            2000            1999
                                                                ----------      ----------      ----------      ----------
Adjusted net income                                             $  131,900      $  338,200      $   70,900      $  517,900
Average common shares outstanding                                3,843,311       3,303,311       3,582,212       3,303,311
Add:  Exercise of options reduced by the number of shares
 purchased with proceeds                                           115,975         318,752         115,975         313,633
Add:  Exercise of warrants reduced by the number of shares
 purchased with proceeds                                            30,938         108,047          30,938         107,056

Add:  Expense of warrants attached to debt reduced by the
 number of shares purchased with proceeds                                          485,625                         483,387
                                                                ----------      ----------      ----------      ----------
Adjusted weighted average shares outstanding                     3,990,224       4,215,735       3,729,125       4,207,387
                                                                ----------      ----------      ----------      ----------
Earnings per common share assuming full dilution                $     0.03      $     0.08      $     0.02      $     0.12
                                                                ==========      ==========      ==========      ==========

At June 30, 2000, options and warrants for the purchase of 236,000 shares of common stock at prices ranging from $0.50 to $0.625 were antidilutive and therefore not included in the computation of diluted earnings per share.

6. Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.


                                       QUARTER ENDED                SIX MONTHS ENDED
                                         JUNE 30                         JUNE 30
                                --------------------------      --------------------------
                                   2000            1999            2000            1999
                                ----------      ----------      ----------      ----------
Product Line
Net Sales
   Pool Products                $2,440,600      $2,113,900      $4,529,200      $3,875,800
   Thermal Energy Products       1,145,700       1,459,600       1,779,200       2,737,600
                                ----------      ----------      ----------      ----------
                                $3,586,300      $3,573,500      $6,308,400      $6,613,400
                                ==========      ==========      ==========      ==========

Geographic information for revenues and long-lived assets are as follows:


                              QUARTER ENDED                 SIX MONTHS ENDED
                                JUNE 30                         JUNE 30
                       --------------------------      --------------------------
                          2000            1999            2000            1999
                       ----------      ----------      ----------      ----------
        Net Sales
        Domestic       $2,720,700      $2,681,300      $5,074,100      $4,723,400
          Foreign
           Japan          781,400         690,800       1,072,600       1,540,900
           Other           84,200         201,400         161,700         349,100
                       ----------      ----------      ----------      ----------
                       $3,586,300      $3,573,500      $6,308,400      $6,613,400
                       ==========      ==========      ==========      ==========


 Long-lived assets           June 30, 2000               December 31, 1999
                             -------------               -----------------
       Domestic                $2,032,200                    $922,400


For the six months ended June 30, 2000 and 1999, the Company had one major customer who individually accounted for 10% or more of sales totaling $1,072,600 and $1,540,900 respectively.

Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of June 30, 2000, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $669,300, $861,700 and $580,300 respectively.


Part I - FINANCIAL INFORMATION (continued)
Item 2

                                   FAFCO, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Results of Operations

Net sales for the quarter ended June 30 remained stable at $3,586,300 in 2000 and $3,573,500 in 1999 and decreased by 4.6% to $6,308,400 in the first half of 2000 from $6,613,400 in the corresponding period in 1999. This decrease was due to decreased unit sales of the Company's IceStor products partially offset by increased unit sales of the Company's pool products.

Cost of goods increased from $2,071,300 (58.0% of net sales) in the quarter ended June 30, 1999 to $2,146,300 (59.8% of net sales) in the corresponding period in 2000. For the six months ended June 30, cost of goods sold remained relatively stable in absolute dollars at $3,894,600 in 2000 and $3,843,500 in 1999 while increasing from 58.1% of net sales to 61.7% of net sales. This increase as a percentage of net sales was due primarily to the result of allocating fixed overhead expenses to a decreased sales number during the first quarter of 2000, along with increased sales of relatively lower margin pool products and decreased sales of relatively higher margin pool products. Inefficiencies due to training production personnel in anticipation of the Company's move from Redwood City to Chico also contributed to the increased percentage of net sales.

Marketing and selling expenses remained relatively stable at $531,700 (14.8% of net sales) in the second quarter of 2000 compared with $508,400 (14.2% of net sales) in the second quarter of 1999 and $1,069,500 (17.0% of net sales) for the first six months of 2000 compared to $1,037,500 (15.7% of net sales) for the corresponding period in 1999.

General and administrative expenses decreased from $426,700 (11.9% of net sales) in the second quarter of 1999 to $391,900 (10.9% of net sales) in the second quarter of 2000. For the six month period ended June 30, general and administrative expenses were relatively unchanged at $798,700 (12.7% of net sales) in 2000 and $795,000 (12.0% of net sales) in 1999.

Research and development expenses were relatively unchanged at $87,700 (2.4% of net sales) for the quarter ended June 30, 2000 and $87,300 (2.4% of net sales) for the corresponding period in 1999. For the six-month period ended June 30 research and development expenses increased slightly from $189,000 (2.9% of net sales) in 1999 to $205,600 (3.3% of net sales) in 2000.

Net interest expense increased to $39,600 (1.1% of net sales) in the second quarter of 2000 from $23,200 (0.6% of net sales) in the corresponding quarter of 1999 and for the six-month period ended June 30 remained relatively unchanged at $45,900 (0.7% of net sales) in 2000 and $47,700 (0.7%) in 1999.

The Company has reported relocation costs in the amount of $182,000 (5.1% of net sales for the quarter and 2.9% of net sales for the six-month period ended June 30,2000). These expenses consist of costs related to the Company's relocation to Chico, California. It is expected that expenses related to this move will continue to be incurred during the third quarter in amounts equal to or greater than those incurred in the second quarter.


Part I - FINANCIAL INFORMATION - Item 2 (continued)


Liquidity and Capital Resources

The Company's cash position increased from $64,800 at 1999 fiscal year end to $142,300 at June 30, 2000, principally due to an increase in bank borrowings along with issuance of stocks and cash provided by operating activities partially offset by cash utilized for the purchase of fixed assets.

At June 30, 2000, the Company's accounts payable and other accrued expenses had increased to $1,688,300 from $802,500 at December 31,1999. This increase is primarily the result of slower payment of payables due to the disruption in day-to-day operations during the Company's relocation, along with decreased borrowings on the Company's line of credit.

At June 30, 2000, the Company's accrued benefits increased to $347,900 from $281,100 at December 31, 1999. This increase was due mainly to the fact that the December 1999 accrued vacation level was low due to the heavy use of vacation while the Company was closed in the latter half of December.

At June 30, 2000, the Company's net accounts receivable had increased to $2,474,700 from $1,752,000 at December 31, 1999 due mainly to the seasonal increase in sales during the second quarter of 2000.

At June 30, 2000, the Company's net inventories had increased to $1,148,100 from $1,041,600 at December 31, 1999, due mainly to a build-up of inventory in preparation for the Company's relocation.

The Company's current ratio was 1.24 to 1 at June 30, 2000, compared to 1.81 to 1 at December 31, 1999. The Company had working capital of $824,900 at June 30, 2000, compared with $1,487,000 at December 31, 1999. Total assets exceeded total liabilities by $3,265,800 at June 30, 2000, compared with $3,127,400 at December 31, 1999.

The Company is in the process of relocating and is operating out of temporary offices in Chico, California while it's new manufacturing facility is under construction. The Company expects to realize cost savings in the year 2001 and beyond as a result of this move.

At June 30, 2000, total bank debt (line of credit plus term loan plus construction loan) had increased to $1,337,500 from $461,500 at December 31, 1999, due mainly to borrowing to cover construction costs for the Company's 50,000 square foot headquarters and manufacturing building (see Note 4).

The Company believes that its cash flow from operations along with its available line of credit and construction financing will be sufficient to support operations during the next twelve months.


Part II - OTHER INFORMATION


Item 5 - Other Information


The following table summarizes the outstanding securities during the quarter ended June 30, 2000.

                                                                     Shares
                                                                    ---------
    Common Stock: authorized 10,000,000 shares of $.125 par
    value; issued and outstanding at December 31, 1999, as
    reported in the Registrant's Annual report on Form 10-K
    filed for the fiscal year ended December 31, 1999.              3,303,311

    Issued during the period                                          540,000
                                                                    ---------
                                                                    3,843,311
    Outstanding at June 30, 2000


Item 6 - Exhibits and Reports on Form 8-K

a. The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q.

                      Exhibit No.                          Description
                      -----------                          -----------
                          27                        Financial Data Schedule

b.  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FAFCO, Inc. (Registrant)



DATE: August 14, 2000                BY: /s/ Nancy I. Garvin
     ----------------                   ----------------------------------
                                     Nancy I. Garvin,
                                     Vice President - Finance and
                                     Chief Financial Officer