Form 10-Q
period 2000-09-30
FAFCO INC
filed 2000-12-21
CIK 352956

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________ to ____________

Commission file number 0-10120

                                   FAFCO, Inc.
             (Exact name of Registrant as specified in its charter)

          California                              94-2159547
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                Yes  X     No
                                    ---   ----

At November 13, 2000, 3,843,311 shares of the Company's Common Stock, $.125 par value were issued and outstanding.

================================================================================

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                                    FAFCO, Inc.
                             CONSOLIDATED BALANCE SHEET

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           2000                 1999
                                                                        (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                                             $   31,600          $   64,800
  Accounts receivable, less allowance for doubtful
     accounts of $324,300 in 2000 and $317,800 in 1999                   2,021,700           1,752,000
  Inventories                                                              946,500           1,041,600
  Prepaid expenses and other current assets                                240,300             254,200
  Other accounts receivable, net of allowance                               41,300              27,700
  Deferred tax asset, net of allowance                                     189,500             189,500
-----------------------------------------------------------------------------------------------------------
Total current assets                                                     3,470,900           3,329,800
-----------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                   5,391,500           3,330,100
Less accumulated depreciation and amortization                          (1,613,800)         (2,407,700)
-----------------------------------------------------------------------------------------------------------
                                                                         3,777,700             922,400
-----------------------------------------------------------------------------------------------------------
Notes receivable and other assets (net)                                     32,200              31,300
Deferred tax asset, net of allowance                                       703,300             703,300
-----------------------------------------------------------------------------------------------------------
Total assets                                                             7,984,100           4,986,800
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Bank line of credit                                                 $  565,400          $  461,500
    Note payable to bank                                                   148,300
    Construction loan                                                    2,129,600
    Accounts payable and other accrued expenses                          1,524,500             802,500
    Accrued compensation and benefits                                      225,900             281,100
    Accrued warranty expense                                               315,700             282,700
    Other current liabilities                                                                   15,000
===========================================================================================================
    Total current liabilities                                            4,909,400           1,842,800
===========================================================================================================

    Note payable to bank                                                   253,800
    Other non-current liabilities                                           42,300              16,600
===========================================================================================================
Total liabilities                                                       $5,205,500          $1,859,400
-----------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock-authorized 1,000,000 shares of $1.00 par
       value, none of which has been issued
    Common stock-authorized 10,000,000 shares of $0.125 par
       value; 3,843,311 issued and outstanding in 2000 and
       3,303,311 issued and outstanding in 1999.                           480,300             412,800
    Capital in excess of par value                                       5,107,100           5,107,100
    Notes receivable secured by Common Stock                               (75,100)            (75,100)
    Accumulated deficit                                                 (2,733,700)         (2,317,400)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                              $2,778,600          $3,127,400
-----------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $7,984,100          $4,986,800
-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                       QUARTER ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30                           SEPTEMBER 30
                                              --------------------------------     ----------------------------------
                                                   2000             1999                2000              1999
                                              --------------------------------     ----------------------------------
Net sales                                        $2,595,800      $2,100,300          $8,904,200         $8,713,700
Other income (net)                                    5,300           1,200                 700              2,900
                                              --------------------------------     ----------------------------------

    Total revenues                                2,601,100       2,101,500           8,904,900          8,716,600
                                              --------------------------------     ----------------------------------

Cost of goods sold                                1,730,500       1,264,700           5,625,100          5,108,200
Marketing & selling expense                         503,300         436,100           1,572,800          1,473,600
General & administrative expense                    417,100         369,800           1,215,800          1,164,800
Research & development expense                       36,900          70,800             242,500            259,800
Net interest expense                                 48,400          16,500              94,300             64,200
Relocation costs                                    388,800                             570,700
                                              --------------------------------     ----------------------------------

    Total costs and expenses                      3,125,000       2,157,900           9,321,200          8,070,600
                                              --------------------------------     ----------------------------------

Income (loss) before income taxes                  (523,900)        (56,400)           (416,300)           646,000
Provision for income taxes                          (36,600)        (14,000)                               170,500
                                              --------------------------------     ----------------------------------

Net income (loss)                                $ (487,300)     $  (42,400)         $ (416,300)        $  475,500
                                              ================================     ==================================

Basic earnings net income (loss) per share       $    (0.13)     $    (0.01)         $    (0.11)        $     0.14
Diluted net income (loss) per share              $    (0.13)     $    (0.01)         $    (0.11)        $     0.11
                                              --------------------------------     ----------------------------------

The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                          ---------------------------------------
                                                                                2000                  1999
                                                                          ----------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                                 $ (416,300)             $ 475,500
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                              151,000                126,100
    Loss on disposition of fixed assets                                         1,100
    Write offs and allowance for doubtful accounts                             42,800                 42,000
Change in assets and liabilities:
    Accounts receivable                                                      (326,100)              (221,700)
    Inventories                                                                95,100                 98,100
    Prepaid expenses and other assets                                          13,900                   (200)
    Notes receivable and other long term assets                                  (900)                42,200
    Payables and accrued expenses and other current liabilities               684,800                135,700
    Other non-current liabilities                                              25,700                (12,000)
                                                                          ----------------     ------------------
Net cash provided by operating activities                                     271,100                685,700
                                                                          ----------------     ------------------

CASH FLOW FROM INVESTING ACTIVITIES:

    Purchase of fixed assets                                               (3,007,400)              (327,600)
                                                                          ---------------- --- ------------------
Net cash used in investing activities                                      (3,007,400)              (327,600)
                                                                          ----------------     ------------------

CASH FLOW FROM FINANCING ACTIVITIES:

    Proceeds from exercise of common stock warrants                            67,500
    Repayment of subordinated debt                                                                  (925,000)
    Borrowings on bank line of credit                                         103,900                258,000
    Proceeds from term loan                                                   500,000
    Repayment of term loan                                                    (97,900)
    Proceeds from construction loan                                         2,129,600
                                                                          ----------------     ------------------
Net cash provided by financing activities                                   2,703,100               (667,000)
                                                                          ================     ==================

Net increase (decrease) in cash and cash equivalents                          (33,200)              (308,900)
Cash and cash equivalents, beginning of period                                 64,800                477,500
                                                                          ----------------     ------------------
Cash and cash equivalents, end of period                                       31,600                168,600
                                                                          ================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                               $   84,800              $  99,000
    Cash paid during the period for income taxes                                                   $  55,800


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 1999, included in its 1999 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consists of the following.

--------------------------------------------------------------------------------
                             SEPTEMBER 30, 2000             DECEMBER 31, 1999
--------------------------------------------------------------------------------
Raw materials                    $452,500                        499,400
Work in process                   248,300                        220,000
Finished goods                    245,700                        322,200
--------------------------------------------------------------------------------
                                 $946,500                     $1,041,600
===============================================================================

4.       Property, plant and equipment consists of the following:

--------------------------------------------------------------------------------
                             SEPTEMBER 30, 2000             DECEMBER 31, 1999
--------------------------------------------------------------------------------
Building                       $1,948,800
Land                              550,400
Machinery and equipment         2,205,600                     $2,445,000
Office and computer equipment     414,800                        578,300
Leasehold improvements                                            88,600
Vehicles                          268,900                        218,200
--------------------------------------------------------------------------------
                               $5,391,500                     $3,330,100

Less accumulated deprecation
and amortization               (1,613,800)                    (2,407,700)
--------------------------------------------------------------------------------
                                $3,777,00                       $922,400
================================================================================


As of September 30, 2000, construction in process costs for the Company's new office and manufacturing facility in Chico are $1,948,800. Construction costs for this facility will be substantially complete by the end of this year.

As of September 30, 2000, the Company had written off $894,600 in fully depreciated assets. These assets were scrapped or abandoned as a result of their relocation to Chico, California.

5. The Company has a line of credit agreement with Butte Community Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $434,600 at September 30, 2000. Amounts borrowed bear Interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on May 10, 2001.

In addition to the line of credit, the Company has a 36-month term loan through Butte Community Bank in the amount of $445,000 bearing interest at prime plus 1.5%. At September 30, 2000, the Company had an outstanding balance of $402,100 on this loan.

The Company also has construction financing through Butte Community Bank in order to build a 50,000 square foot manufacturing and office facility. The maximum loan amount is $3,400,000. At September 30, 2000, the Company had utilized $2,129,600 of this financing arrangement bearing interest at 9.05%. The Company expects to convert this financing to a 29-1/2 year mortgage bearing interest at 9.05% per year fixed for five years.

6.   Net Income Per Share

Basic earnings (loss) per share were calculated as follows:

                                                   QUARTER ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30                    SEPTEMBER 30
                                            -------------------------------  ------------------------------
                                                 2000            1999             2000           1999
                                            -------------------------------  ------------------------------
 Net income                                   $ (487,300)    $  (42,400)        $ (416,300)  $  475,500
 Average common shares outstanding             3,843,311      3,303,311          3,669,880    3,303,311
                                            -------------------------------  ------------------------------
 Earnings (loss) per share                    $    (0.13)    $    (0.01)        $    (0.11)  $     0.14
                                            ===============================  ==============================

Basic earnings (loss) per share were calculated by dividing net income (loss) by the weighted average number of shares issued and outstanding.

Diluted earnings (loss) per share were calculated as follows:

                                                             QUARTER ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                        -----------------------------  ---------------------------
                                                            2000          1999            2000          1999
                                                        -----------------------------  ---------------------------
Adjusted net income                                       $ (487,300)     $   42,400       $ (416,300) $  475,500
Average common shares outstanding                          3,843,311       3,303,311       $3,669,880   3,303,311
Add:  Exercise of options reduced by the number of
shares purchased with proceeds                                   N/A         337,155              N/A     331,960
Add:  Exercise of warrants reduced by the number of
shares purchased with proceeds                                   N/A         103,661              N/A     102,361
Add:  Expense of warrants attached to debt reduced by
the number of shares purchased with proceeds                     N/A         475,714              N/A     472,778
                                                        ----------------------------------------------------------
Adjusted weighted average shares outstanding              $3,843,311      $4,219,841       $3,669,880   4,210,410
                                                        ----------------------------------------------------------
Earnings (loss) per common share assuming full
dilution                                                     $ (0.13)       $  (0.01)        $ ( 0.11)     $ 0.11
                                                        ==========================================================

At September 30, 2000, outstanding options and warrants for the purchase of 619,684 shares of common stock at prices ranging from $0.125 to $0.625 were anti dilutive and therefore not included in the computation of diluted earnings
(loss) per share.

7.     Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

                                              QUARTER ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30                   SEPTEMBER 30
                                       ----------------------------    -----------------------------
                                            2000            1999             2000           1999
                                       ----------------------------    -----------------------------
Product Line
Net Sales
    Pool Products                        $1,606,200       $1,225,600       $6,135,400     $5,101,400
    Thermal Energy Products                 989,600          874,700        2,768,800      3,612,300
                                       -------------    -------------    -------------    -----------
                                         $2,595,800       $2,100,300       $8,904,200     $8,713,700
                                       ============= == =============    =============    ===========

--------------------------------------------------------------------------------

Geographic information for revenues and long-lived assets are as follows:

                                         QUARTER ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30                     SEPTEMBER 30
                                  ----------------------------    ----------------------------
                                       2000             1999             2000             1999
                                  ----------------------------    ----------------------------
Net Sales
Domestic                            $1,692,600       $1,658,900       $6,766,700       $6,382,300
  Foreign
    Japan                              569,500          129,700        1,642,100        1,670,600
    Other                              333,700          311,700          495,400          660,800
                                  -------------   --------------    -------------    -------------
                                    $2,595,800       $2,100,300       $8,904,200       $8,713,700
                                  =============   ==============    =============    =============

--------------------------------------------------------------------------------------------------


  Long-lived assets                 September 30, 2000                          December 31, 1999
                                    ------------------                          -----------------
        Domestic                        $3,777,700                                  $922,400

  For the nine months ended September 30, 2000 and 1999, the Company had one major customer who individually accounted for 10% or more of sales totaling $1,642,100 and $1,670,600 respectively.

  Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of September 30, 2000, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $574,800, $1,070,500 and $582,100 respectively.

Item 2
------


                                   FAFCO, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)



Results of Operations

Net sales for the quarter ended September 30 increased by 23.6% to $2,595,800 in 2000 from $2,100,300 in 1999 and increased 2.2% to $8,904,200 in the first 9 months of 2000 from $8,713,700 in the corresponding period in 1999. This increase was due to increased sales of the Company's pool products partially offset by decreased sales of the Company's IceStor products.

Cost of goods sold increased from $1,264,700 (60.2% of net sales) in the quarter ended September 30, 1999 to $1,730,500 (66.7%) of net sales) in the corresponding period in 2000. For the nine months ended September 30, cost of goods sold increased from $5,108,200 (58.6% of net sales) in 1999 to $5,625,100 (63.2% of net sales) in 2000. These increases are primarily due to inefficiencies in the production process experienced during the Company's relocation from Redwood City to Chico.

Marketing and selling expense increased to $503,300(19.4% of net sales) in the third quarter of 2000 from $436,100(20.8% of net sales) in the third quarter of 1999. For the nine month period ended September 30, marketing and selling expense increased to $1,572,800 (17.7% of sales) in 2000 from $1,473,600 (16.9%
of net sales) in 1999.

General and administrative expenses decreased as a percentage of net sales from 17.6% of net sales in the third quarter of 1999 to 16.1% for the corresponding quarter in 2000 but increased in absolute dollars from $369,800 to $417,100. For the nine month period ended September 30, general and administrative expenses were relatively stable at $1,215,800(13.7% of net sales) in 2000 and $1,164,800(13.4% of net sales) in 1999.

Research and develop expenses decreased to $36,900 (1.4% of net sales) in the third quarter of 2000 from $70,800 (3.4% of net sales) in the third quarter 1999. For the nine-month period ended September 30, research and development expenses decreased slightly from $259,800 (3.0% of net sales) in 1999 to $242,500 (2.7% of net sales) in 2000.

Net interest expense increased to $48,400 (1.9% of net sales) in the third quarter of 2000 from $16,500 (0.8% of net sales) in the corresponding quarter of 1999 and for the nine-month period ended September 30 increased to $94,300 (1.1% of net sales) in 2000 from $64,200 (0.7% of net sales) in 1999. This increase is due to increased borrowing relating to the Company's relocation and construction of it's new manufacturing facility.

The Company has reported relocation costs in the net amount of $388,800 (15.0% of net sales) for the quarter and $570,700(6.4% of net sales) for the nine-month period ended September 30,2000. These expenses consist entirely of costs related to the Company's relocation to Chico, California, offset in part by lease termination revenue. It is expected that expenses related to this move will continue to be incurred for the remainder of the year.

Liquidity and Capital Resources

The Company's cash position decreased from $64,800 at 1999 fiscal year end to $31,600 at September 30, 2000, primarily due to cash utilized for the purchase of fixed assets partially offset by an increase in bank borrowings along with issuances of stocks and cash provided by operating activities.

At September 30, 2000, the Company's accounts payable and other accrued expenses had increased to $1,524,500 from $802,500 at December 31,1999. This increase is primarily due to the addition of relocation-related expenses along with slower payment of payables due to the disruption in day-to-day operations during the Company's relocation.

At September 30, 2000, the Company's accrued benefits decreased to $225,900 from $281,100 at December 31, 1999. This decrease was due mainly to lower accrued payroll as a result of having fewer regular employees and more temporary employees.

At September 30, 2000, the Company's net accounts receivable had increased to $2,021,700 from $1,752,000 at December 31, 1999 due to increased sales.

At September 30, 2000, the Company's net inventories had decreased to $946,500 from $1,041,600 at December 31, 1999, due mainly to consumption of inventory previously built up to accommodate the Company's relocation.

The Company's current ratio was 0.71 to 1 at September 30, 2000, compared to
1.81 to 1 at December 31, 1999. The Company had working capital of ($1,438,500) at September 30, 2000, compared with $1,487,000 at December 31, 1999. If the Company's construction loan were viewed as long-term debt, the current ratio would be 1.25 to 1 and working capital would be $691,100. Total assets exceeded total liabilities by $2,778,600 at September 30, 2000, compared with $3,127,400 at December 31, 1999.

At September 30, 2000, total bank debt (line of credit plus term loan plus construction loan) had increased to $3,097,100 from $461,500 at December 31, 1999, due mainly to borrowing to cover construction costs for the Company's 50,000 square foot headquarters and manufacturing building (see Note 5).

Part II - OTHER INFORMATION


Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended September 30, 2000.

                                                                   Shares
                                                            --------------------
   Common Stock: authorized 10,000,000 shares of $.125 par
   value; issued and outstanding at December 31, 1999, as
   reported in the Registrant's Annual report on Form 10-K
   filed for the fiscal year ended December 31, 1999.            3,303,311

   Warrants exercised during the period                            540,000
                                                            --------------------

     Outstanding at September 30, 2000                           3,843,311

Item 6 - Exhibits and Reports on Form 8-K

a. The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q.

               Exhibit No.               Description
               -----------               -----------
                  27                Financial Data Schedule

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FAFCO, Inc. (Registrant)



DATE December 20, 2000                  BY: /s/ Nancy I. Garvin
     -------------------                    ------------------------------------
                                            Nancy I. Garvin,
                                            Vice President - Finance and Chief
                                            Financial Officer