Form 10-K405
period 2000-12-31
FAFCO INC
filed 2001-05-31
CIK 352956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number 0-10120

                                   FAFCO, INC.
             (Exact name of registrant as specified in its charter)

                      CALIFORNIA                                                 94-2159547
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

435 OTTERSON DRIVE, CHICO, CALIFORNIA                                               95928
(Address of principal executive offices)                                          (Zip Code)

        Registrant's telephone number, including area code: 530/332-2100

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

                                 Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 15, 2001 was $165,425 based upon the average of the bid and ask prices reported for such date by the National Quotation Bureau. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of May 15, 2001, was 3,834,791.


                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                          FORM 10-K PART
--------------------                                                          --------------
Portions of Exhibit 13.1 (the Company's 2000 Annual Report to Shareholders)
    (the "Annual Report")........................................................I, II, IV

                          -----------------------------

With the exception of the information specifically incorporated by reference in Parts I, II and IV of this Form 10-K, the Company's Annual Report is not to be deemed filed as part of this report.

                                     PART I

ITEM 1. Business

INTRODUCTION

FAFCO, Inc. ("FAFCO," the "Company" or "Registrant") designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 66% of net sales in 2000 compared to 60% of net sales in 1999 and 53% of net sales in 1998. Thermal energy storage sales amounted to 34% of net sales in 2000 compared to 40% of net sales in 1999 and 47% of net sales in 1998.

The Company manufactures products for the solar heating of water for low and medium temperature applications. From the inception of the Company's predecessor as a sole proprietorship in 1969 until 1976, efforts were largely devoted to the refinement of the Company's initial product line, a solar heating system for swimming pools - a low temperature solar application. Since that time, the Company has focused on increasing its share of the pool heating market by extending its network of independent distributors, decreasing its manufacturing costs, and improving its product line.

FAFCO, Inc. was incorporated under the laws of the State of California in 1972. Its principal executive offices are located at 435 Otterson Drive, Chico, California. Its telephone number at that address is (530) 332-2100.

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

Thermal Energy Storage

The Company's thermal energy storage ("IceStor") systems utilize nighttime electric capacity to create stored cooling energy. This is normally done by storing inexpensive "off-peak" energy in the form of either chilled water or ice. The next day this stored cooling capacity is used in conjunction with a building's air conditioning equipment to significantly reduce electrical power requirements for cooling during times of high power demand and high electrical cost.

Cool storage systems offer power utilities a solution to a fundamental, long-term problem: increased peak demand for power during periods of limited available capacity (i.e., during business hours). IceStor technology shifts power consumption to off-peak periods when there is available capacity and lower demand.

MARKETING AND SALES

Solar Systems

FAFCO markets its solar systems in the United States through independent distributors who sell directly to end users. Distributors generally have sales, installation, and service personnel who are supported by extensive FAFCO marketing and technical materials as well as in-depth factory and field training programs.

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

FAFCO usually provides direct mail literature and other advertising materials to distributors and mails or places these materials with local advertisers on the distributors' behalf and partially at the distributors' expense. In certain instances, distributors will also engage in direct mailing and advertising. In addition, the Company recently established a sales office in Florida to serve the local market.

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

Thermal Energy Storage Systems

The Company markets its IceStor products through independent contractors who design and build heating and cooling systems for commercial and industrial applications. The Company has also licensed its IceStor products for sale overseas, to design-and-build, heating, ventilating, and air-conditioning companies in Taiwan, Korea, Japan, and The Peoples Republic of China. These licensing agreements provide for licensees' assembly, sales, support, and maintenance of IceStor products in those countries.

SALES BY GEOGRAPHIC AREA

The Company's net sales during 2000, 1999, and 1998 were geographically distributed approximately as follows:

                                      2000              1999             1998
                                      ----             -----             ----
         California                    22%              24%               19%
         Florida                       38%              33%               31%
         Other U.S.                    14%              17%               14%
         Foreign Countries             26%              26%               36%
                                      ----              ----             ----
                                      100%              100%             100%
                                      ----              ----             ----

Two of the Company's customers, Ebara Corporation and Florida Solar, accounted for 19.3% and 10.4% of the Company's fiscal 2000 net sales. Ebara Corporation accounted for 17.7% of the Company's fiscal 1999 net sales and 23.4% of the Company's fiscal 1998 net sales. During 1998, 1999 and 2000 Ebara Corporation was the licensee for the Company's IceStor(TM) products in Japan, and, as such, purchased IceStor(TM) products and components for assembly into products for resale to end users in Japan. During 2000, Florida Solar was a distributor of the Company's pool products and, as such, purchased pool panels and components for resale to end users in Florida. No other customer accounted for 10% or more of the Company's net sales in fiscal 1999 or 2000. Any material cancellation, reduction or rescheduling of orders from a major customer, particularly Ebara Corporation, or the loss of any such customer would have a material adverse effect in the Company's financial condition and operation results.

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

BACKLOG

Sales to solar products distributors are made against individual purchase orders rather than through volume purchase arrangements. The Company typically ships its products within one to five days of receipt of an order; therefore, the Company's backlog at any date is usually insignificant and is not a meaningful indicator of future sales. FAFCO distributors tend to order frequently in small quantities in order to minimize their inventory levels and match inventory levels with current installation schedules.

Sales of IceStor(TM) products are made against individual purchase orders to general contractors or Heating, Ventilating, and Air Conditioning (HVAC) contractors for specific new construction projects or for retrofit in existing buildings. The Company typically ships these products within six weeks or less of receipt of an order; therefore, the Company's backlog with respect to IceStor products at any date is also usually insignificant and not a meaningful indicator of future sales.

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

RESEARCH AND DEVELOPMENT

For the years ended December 31, 2000, 1999, and 1998, the Company's research and development expenses were $294,500, $327,600, and $194,100, respectively.

The Company currently uses consulting engineers, in addition to staff engineers, who are responsible for existing product improvement, applications engineering, and new product research and development. The Company is exploring other potential revenue-producing uses for its polyolefin extrusions.

PATENTS, TRADEMARKS AND LICENSES

FAFCO currently holds four United States patents and has two patents pending relating to certain aspects of its products and manufacturing technology. These patents expire at various times between July 2003 and December 2017. However, the Company believes that patent protection is secondary to such factors as ongoing product development and refinement, the knowledge and experience of its personnel, and their ability to design, manufacture, and successfully market the Company's products.

From time to time, the Company has registered as trademarks certain product names and marks in order to preserve its right to those product names and marks.

The Company has granted licenses to assemble and sell IceStor systems in Taiwan, Korea, Japan, and the Peoples Republic of China to local manufacturers. See "Marketing and Sales" above.

EMPLOYEES

At December 31, 2000, the Company had a total of 47 regular employees and 16 "temp-to-hire" employees for a total of 63 full-time employees, including seven in marketing, two in research and development, 45 in manufacturing, and nine in general management and administration. The Company also uses temporary employees from agencies to fill seasonal needs. The Company has never had a work stoppage. To the Company's knowledge, no employees are represented by a labor organization.

SEASONALITY

Information regarding the seasonality of the Company's business is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" on page 16 of the Annual Report, which information is incorporated herein by reference.

SEGMENT INFORMATION

The Company believes it has operations in only a single market segment, the polymer heat exchanger segment.

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

ITEM 2. Properties

The Company's principal executive offices and manufacturing facilities for its products are located in a single 57,500 square foot facility that the Company owns in Chico, California.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 2000.

The executive officers of the Company are set forth below under Item 10. All officers serve at the pleasure of the Board of Directors.

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

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Freeman A. Ford, age 60, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984. Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 59, serves as Executive Vice President and Secretary. Mr. Watt joined the Company as its Vice President-Finance and Chief Financial Officer in July 1984, and has served as Secretary since March 1985.

David Harris, age 45, serves as Vice President, Sales. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993) and President-Pool Products Division (from May 1993 until May 1995).

Nancy I. Garvin, age 55, serves as Vice President, Finance. Ms. Garvin joined the Company in May 1974 as an accounting clerk and has since held the positions of Accounting Manager and Controller with the Company.

Mr. William A. Berry, age 62, is Senior Vice President and Chief Financial Officer of the Electric Power Research Institute, an energy industry research consortium. Mr. Berry has served as a Director of the Board since 1974 and is also a member of the Audit Committee.

Mr. Robert W. Selig, Jr., age 61, is President of Davis Instruments Corporation, a manufacturer and distributor of marine and weather equipment. Mr. Selig has served as a Director of the Board since 1974 and is also a member of the Audit Committee.

Mr. William F. Chisholm, age 32, is a Management Consultant at Bain & Company, an international strategy consulting firm. Mr. Chisholm has served as a Director of the Board since 1999.

Mr. David F. Ford, age 33, is President of Danger! Books, a book publisher and distributor. Mr. Ford has served as a Director of the Board since 1999.

David Ford and William Chisholm are the son and son-in-law, respectively, of Mr. Freeman A. Ford.

Based solely on its review of the copies of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements under Section 16(a) of the Securities Exchange Act applicable to its officers, directors and 10% shareholders were complied with.

ITEM 11. Executive Compensation

The following table sets forth for the three years ended December 31, 2000 certain information as to the compensation paid by the Company to the Chief Executive Officer and the other executive officers of the Company who received salary and bonus compensation of $100,000 or more (the "Named Executive Officers").

                                       SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------
                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                OTHER         AWARDS
                                                               ANNUAL       SECURITIES     ALL OTHER
       NAME AND                           SALARY     BONUS   COMPENSATION    UNDERLYING    COMPENSATION
  PRINCIPAL POSITION            YEAR       ($)        ($)      ($)(1)        OPTIONS(#)       ($)(2)
  ------------------           ------     ------     -----   ------------  ------------    ------------
Freeman A. Ford                 2000     $156,000   $     0       --                 0        $1,662
  Chairman of the Board,        1999      155,793     4,569       --            25,000         1,662
  Chief Executive Officer       1998      147,525    52,569       --                 0         1,662

Alex N. Watt                    2000      137,035         0       --                 0         2,218
 Executive Vice                 1999      131,779     3,865       --            25,000         2,218
 President                      1998      122,978    51,771       --                 0         2,218


David K. Harris                 2000      143,633         0       --                 0           542
 Vice President Sales and       1999      131,779     3,865       --            25,000           494
 Marketing                      1998      131,360    43,771       --                 0           414

------------------

    (1) Excludes certain perqui sites and other benefits that did not exceed the lesser of $50,000 or 10% of any officer's total salary and bonus.
    (2) Consists of premiums paid by the Company for term life insurance

The Company did not make any grant of stock options to the Named Executive Officers during the Last Fiscal Year.

The following table sets forth information regarding the value of all unexercised stock options and warrants held by the Named Executive Officers as of the end of the Last Fiscal Year.

     AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR-END AND FISCAL YEAR-END
                           OPTION AND WARRANTY VALUES

                                                              NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING           VALUE OF
                                                             UNEXERCISED         UNEXERCISED
                                                              OPTIONS/          IN-THE-MONEY
                                                             WARRANTS AT      OPTIONS/WARRANTS
                                                           FISCAL YEAR-END   AT FISCAL YEAR-END
                                                                 (#)               ($)(1)
                                                           ---------------   -------------------
                       SHARES ACQUIRED                      EXERCISABLE/        EXERCISABLE/
        NAME           ON EXERCISE (#)   VALUE REALIZED     UNEXERCISABLE       UNEXERCISABLE
        ----           ---------------   --------------    ---------------      -------------
Freeman A. Ford               0                N/A          314,250/4,000           N/A
Alex N. Watt                  0                N/A           84,764/4,000           N/A
David K. Harris               0                N/A           72,085/4,000           N/A

---------------------

(1) Based on the last reported sale price for the Company's Common Stock for the last trading day prior to 2000 fiscal year-end of $0.10, all outstanding options and warrants were underwater.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the beneficial ownership of Common Stock of the Company as of the Record Date by (1) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, (2) each director and nominee for director, (3) the named executive officers of the Company, and
(4) all current directors and executive officers as a group:

                                                                    SHARES OF COMMON STOCK
                                                                      BENEFICIALLY OWNED
                                                                 ------------------------------
                                                                  NUMBER OF          PERCENT OF
NAME OF BENEFICIAL OWNER                                          SHARES(1)           TOTAL(2)
                                                                 ------------        ----------
Freeman A. Ford....................................              2,076,096(3)           52.7%
c/o FAFCO, Inc.
435 Otterson Drive
Chico, California 95928

Alex N. Watt.......................................                108,950(4)            2.8%

David K. Harris....................................                 90,334(5)            2.3%

Robert W. Selig, Jr................................                 48,528(6)            1.3%

William A. Berry...................................                 22,500(7)            *

William F. Chisholm................................                 22,750(8)            *

David F. Ford......................................                 36,812(9)            *

All current directors and executive officers as a
   group (8 persons)...............................              2,446,937(10)          58.7%

----------------------

* Less than 1%.

    (1) Except as otherwise indicated in the footnotes to this table or as otherwise provided by community property laws, the beneficial owner has sole voting and investment power with respect to all shares.
    (2) Based on shares of Common Stock outstanding as of the Record Date.
    (3) Includes (i) 298,000 shares held of record by trusts for the benefit of Freeman Ford's children, for which he and his spouse serve as trustees and as to which shares he disclaims beneficial ownership, (ii) 449,344 shares jointly owned by Freeman Ford and his spouse, and (iii) 82,250 shares issuable upon exercise of options held by Freeman Ford exercisable within 60 days of the Record Date.
    (4) Includes (i) 88,764 shares issuable upon exercise of outstanding options exercisable within 60 days of the Record Date held by Mr. Watt and (ii) 1,000 shares held by Mr. Watt and Sandra S. Watt as joint tenants.
    (5) Includes 76,085 shares issuable upon exercise of outstanding options exercisable within 60 days of the Record Date held by Mr. Harris.
    (6) Includes (i) 15,000 shares issuable upon exercise of outstanding options exercisable within 60 days of the Record Date held by Mr. Selig, and
        (ii) 5,700 shares held by trusts for the benefit of Mr. Selig's children, as to which he disclaims beneficial ownership.
    (7) Includes 15,000 shares issuable upon exercise of outstanding options exercisable within 60 days of the Record Date held by Mr. Berry.
    (8) Includes (i) 4,000 shares issuable upon exercise of outstanding options exercisable within 60 days of the Record Date by Mr. Chisholm and (ii) 18,750 shares jointly owned by Mr. Chisholm and his wife.
    (9) Includes 4,000 shares issuable upon exercise of outstanding options held by David Ford exercisable within 60 days of the Record Date.
   (10) Includes (i) 275,959 shares issuable upon exercise of outstanding options exercisable within 60 days of the Record Date held by four executive officers (one of whom is also a director), and (ii) 38,000 shares issuable upon exercise of outstanding options exercisable within 60 days of the Record Date held by four outside directors.

ITEM 13. Certain relationships and related transactions.

By virtue of his position as Chairman of the Board, President and Chief Executive Office of the Company and his beneficial ownership of approximately 52.7% of the Company's Common Stock as of the Record Date, Freeman A. Ford may be deemed to be a "parent" and/or "control person" of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended. Freeman A. Ford can elect a majority of the Board of Directors and controls any shareholder vote that does not require a supermajority with respect to which his shares are eligible to be voted. In addition, Freeman A. Ford, his son (David F. Ford) and his son-in-law (William Chisholm) comprise three out of five directors of the Company.

During 2000, Freeman A. Ford, David F. Ford (Freeman A. Ford's son) and Kimberley Ford Chisholm (Freeman A. Ford's daughter and William Chisholm's spouse) exercised options to purchase, at a purchase price of $0.125 per share, 240,000, 18,750 and 18,750 shares of FAFCO Common Stock, respectively.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

    1.  Financial Statements

    The consolidated balance sheets for the years ended December 31, 2000 and 1999, the Consolidated Statement of Operations, of Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2000, and the notes thereto appear on pages 4 through 15 of the Annual Report.


    2.  Financial Statement Schedules

    The following schedule for the years ended December 31, 2000, 1999, and 1998 is included in this report. Such schedule should be read in conjunction with the consolidated financial statements in the Annual Report.

    Report of Independent Accountants on Financial Statement Schedule (see page
    20).

    Schedule II - Valuation and Qualifying Accounts and Reserves (see page 21).

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

3.2(3)         Bylaws, as amended.

3.2(a)         Certificate of Amendment of Bylaws.

4.1(1)         Stock Purchase Agreement dated April 14, 1977, between Registrant and certain investors.

4.2(10)        Common Stock Warrant issued January 19, 1994 to B. Severns.

4.3            Reference Exhibits 3.1 and 3.2.

10.1           Reference Exhibit 4.1.

10.2(7)*       1981 Incentive Stock Option Plan.

10.3(7)*       Form of 1981 Incentive Stock Option Agreement.

10.4(1)        Standard Form of Distributor Agreement.

10.5(6)        Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.

10.6(6)*       Form of Director's Warrant issued February 1988 to directors Berry and Selig.

10.7(11)*      1991 Stock Option Plan, as amended.

10.7(a)(8)*    Form of Stock Option Agreement used under the 1991 Stock Option Plan.

10.8(8)*       1991 Directors' Stock Option Plan.

10.8(a)(8)*    Form of Nonstatutory Stock Option Agreement used under 1991 Director's Stock Option Plan.

10.9(8)*       Employee Stock Purchase Plan.

10.9(a)(8)*    Form of Subscription Agreement used under Employee Stock Purchase Plan.

10.10(9)       Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems
               Engineering, as Licensee, dated January 1, 1993.

10.11(10)      Export - Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as Licensee, dated October 22, 1993.

10.12          Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender,
               dated April 13, 2000.

10.12(a)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               April 13, 2000.

10.12(b)       Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated October 16, 2000.

10.12(c)       Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated December 15, 2000.

10.12(d)       Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender,
               dated May 15, 2000.

10.12(e)       Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated May 9, 2001.

10.12(f)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May
               15, 2000.

10.12(g)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               January 26, 2001.

10.13(11)      Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as Agent/Distributorship, dated December 10, 1994.

11.1           Computation of Earnings Per Share (see Note 11 of Notes to Consolidated Financial Statements
               on Registrant's 2000 Annual Report).

13.1           Registrant's 2000 Annual Report to Shareholders.

18.1(12)       Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.

21.1(13)       Subsidiaries of Registrant.

23.1           Consent of Independent Accountants

24.1           Power of Attorney (see page 21).

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

(13) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1999.

---------------------------------
(b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

(c)     Exhibits:  See subsection (a) (3) above.

(d)     Financial Statement Schedules:  See subsection (a) (2) above.

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors of FAFCO, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 16, 2001 appearing on page 14 of the 2000 Annual Report to Shareholders of FAFCO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Burr, Pilger & Mayer,. LLP
San Francisco, California

March 16, 2001

                                   FAFCO, INC.

                                    SCHEDULE
                                       II
                 Valuation and Qualifying Accounts and Reserves


                                          Balance at      Additions Charged
                                         Beginning of      to Costs and                        Balance at End of
Description                                 Period            Expenses        Deductions            Period
----------------------------------------------------------------------------------------------------------------
2000:
Allowance for doubtful accounts
   current accounts receivable            $ 317,800          $  89,000          $6,800(1)         $ 400,000
   short-term receivable                     27,600                             27,100(1)
   long-term receivable                      31,700                             37,100(1)
Warranty reserve                            282,700            156,700         151,700(2)           287,700
Deferred tax asset valuation
   allowance                                 29,600                             18,100               11,500
----------------------------------------------------------------------------------------------------------------
1999:
Allowance for doubtful
accounts
    current accounts receivable           $ 536,300       $  91,200       $309,700(1)       $ 317,800
    short-term receivable                                    27,600                            27,600
    long-term receivable                     29,300           2,400                            31,700
Warranty reserve                            232,200         177,000        126,500(2)         282,700
Deferred tax asset valuation
    allowance                               173,200                        143,600             29,600
----------------------------------------------------------------------------------------------------------------
1998:
Allowance for doubtful accounts
   current accounts receivable            $ 540,100       $  53,900        $57,700(1)       $ 536,300
   short-term receivable                    126,400                        126,400(1)
   long-term receivable                      29,300                                            29,300
Warranty reserve                            211,000         190,600        169,400(2)         232,200
Deferred tax asset valuation
   allowance                                708,000                        534,800            173,200


(1) Write-off of uncollectible accounts.
(2) Cost of warranty claims processed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 25, 2001                          FAFCO, Inc.


                                             /s/ Freeman A. Ford
                                             -------------------
                                             Freeman A. Ford,
                                             Chairman of Board, President and
                                             Chief Executive Officer

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

        Signature                   Title                               Date
------------------------------------------------------------------------------------------------------------
/s/ Freeman A. Ford          Chairman of the Board, President and      May 25, 2001
------------------------     Chief Executive Officer  (Principal
Freeman A. Ford              Executive Officer) and Director


/s/ Nancy I. Garvin          Vice President, Finance  and              May 25, 2001
------------------------     Chief Financial Officer (Principal
Nancy I. Garvin              Financial and Accounting Officer)

/s/ William A. Berry         Director                                  May 25, 2001
------------------------
William A. Berry

/s/Robert W. Selig, Jr.      Director                                  May 25, 2001
------------------------
Robert W. Selig, Jr.

/s/ William Chisholm         Director                                  May 25, 2001
------------------------
William Chisholm

/s/David Ford                Director                                  May 25, 2001
------------------------
David Ford

                                  Exhibit Index

EXHIBIT NO.    DESCRIPTION
3.1(1)         Articles of Incorporation, as amended.

3.2(3)         Bylaws, as amended.

3.2(a)         Certificate of Amendment of Bylaws.

4.1(1)         Stock Purchase Agreement dated April 14, 1977, between Registrant and certain investors.

4.2(10)        Common Stock Warrant issued January 19, 1994 to B. Severns.

4.3            Reference Exhibits 3.1 and 3.2.

10.1           Reference Exhibit 4.1.

10.2(7)*       1981 Incentive Stock Option Plan.

10.3(7)*       Form of 1981 Incentive Stock Option Agreement.

10.4(1)        Standard Form of Distributor Agreement.

10.5(6)        Licensing Agreement between the Registrant, as Licensor, and
               Enercon Engineering, as Licensee, dated May 20, 1988.

10.6(6)*       Form of Director's Warrant issued February 1988 to directors Berry and Selig.

10.7(11)*      1991 Stock Option Plan, as amended.

10.7(a)(8)*    Form of Stock Option Agreement used under the 1991 Stock Option Plan.

10.8(8)*       1991 Directors' Stock Option Plan.

10.8(a)(8)*    Form of Nonstatutory Stock Option Agreement used under 1991 Director's Stock Option Plan.

10.9(8)*       Employee Stock Purchase Plan.

10.9(a)(8)*    Form of Subscription Agreement used under Employee Stock Purchase Plan.

10.10(9)       Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems
               Engineering, as Licensee, dated January 1, 1993.

10.11(10)      Export - Import and Technical License Agreement between the
               Registrant, as Licensor, and Ebara Corporation, as Licensee,
               dated October 22, 1993.

10.12          Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender,
               dated April 13, 2000.

10.12(a)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               April 13, 2000.

10.12(b)       Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated October 16, 2000.

10.12(c)       Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated December 15, 2000.

10.12(d)       Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender,
               dated May 15, 2000.

10.12(e)       Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated May 9, 2001.

10.12(f)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May
               15, 2000.

10.12(g)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               January 26, 2001.

10.13(11)      Agency/Distributorship Agreement between Registrant as
               Manufacturer and Jabria Establishment, as Agent/Distributorship,
               dated December 10, 1994.

11.1           Computation of Earnings Per Share (see Note 11 of Notes to Consolidated Financial Statements
               on Registrant's 2000 Annual Report).

13.1           Registrant's 2000 Annual Report to Shareholders.

18.1(12)       Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.

21.1(13)       Subsidiaries of Registrant.

23.1           Consent of Independent Accountants (see page 22)

24.1           Power of Attorney (see page 21).

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

(13) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1999.