Form 10-Q
period 2001-03-31
FAFCO INC
filed 2001-08-15
CIK 352956

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

Commission file number 0-10120

                                   FAFCO, Inc.
             (Exact name of Registrant as specified in its charter)

                       California                                           94-2159547
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

                  435 Otterson Drive, Chico,  California 95928
   (Address, including zip code, of Registrant's principal executive offices)

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

                                 Yes [X] No [ ]


At June 9th, 2001, 3,854,791 shares of the Company's Common Stock, $.125 par value were issued and outstanding.

================================================================================

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   FAFCO, Inc.
                           CONSOLIDATED BALANCE SHEET

                                                                  MARCH 31, 2001
                                                                    (UNAUDITED)     DECEMBER 31, 2000
                                                                   ------------       ------------
ASSETS
Current assets:
Cash and cash equivalents                                          $     77,500       $     10,100
Accounts receivable, less allowance for doubtful accounts of
    $413,300 in 2001 and $400,000 in 2000                             2,238,100          1,969,400
Inventories                                                           1,161,700          1,225,900
Prepaid expenses and other current assets                               263,500            211,500
Other accounts receivable, net of allowance                              21,600             21,600
Deferred tax asset, net of allowance                                    215,700            215,700
                                                                   ------------       ------------
Total current assets                                               $  3,978,100       $  3,654,200
                                                                   ------------       ------------
Property, plant and equipment, at cost                                7,604,100          7,104,000
Less accumulated depreciation and amortization                       (1,825,000)        (1,760,000)
                                                                   ------------       ------------
                                                                      5,779,100          5,344,000
                                                                   ------------       ------------
Notes receivable and other assets (net)                                   9,300              9,300
Deferred tax asset, net of allowance                                    648,600            648,600
                                                                   ------------       ------------
Total assets                                                       $ 10,415,100       $  9,656,100
                                                                   ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Bank line of credit                                            $    543,900       $    450,500
    Notes payable to bank                                               231,900            143,000
    Accounts payable and other accrued expenses                       1,971,200          1,744,700
    Accrued compensation and benefits                                   244,200            267,800
    Accrued warranty expense                                            306,700            287,700
    Other current liabilities                                               100              5,100
                                                                   ------------       ------------
Total current liabilities                                             3,298,000          2,898,800
                                                                   ------------       ------------
Mortgage                                                              3,362,600          3,366,500
Notes payable to bank                                                   561,200            224,000
Other non-current liabilities                                            34,200             34,200
                                                                   ------------       ------------
Total liabilities                                                  $  7,256,000       $  6,523,500
                                                                   ------------       ------------
Commitments and contingent liabilities
Shareholders' equity:
    Preferred Stock-authorized 1,000,000 shares of $1.00 par
       value, none of which has been issued
    Common Stock-authorized 10,000,000 shares of $0.125 par
       value, 3,854,791 shares issued and outstanding in 2001
       and 3,834,791 issued and outstanding in 2000                     481,800            479,300
    Capital in excess of par value                                    5,108,500          5,106,000
    Notes receivable secured by Common Stock                            (75,100)           (75,100)
    Accumulated deficit                                              (2,356,100)        (2,377,600)
                                                                   ------------       ------------
Total shareholders' equity                                         $  3,159,100       $  3,132,600
                                                                   ------------       ------------
Commitments and contingent liabilities
Total liabilities and shareholders' equity                         $ 10,415,100       $  9,656,100
                                                                   ------------       ------------


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                         -----------------------------
                                            2001               2000
                                         -----------       -----------
Net sales                                $ 2,862,600       $ 2,722,100
Other income (net)                           (38,200)            2,500
                                         -----------       -----------

    Total revenues                         2,824,400         2,724,600
                                         -----------       -----------

Cost of goods sold                         1,663,800         1,748,300
Marketing & selling expense                  584,700           537,800
General & administrative expense             406,600           406,800
Research & development expense                54,500           117,900
Net interest expense                          85,600             6,300
                                         -----------       -----------

    Total costs and expenses               2,795,200         2,817,100
                                         -----------       -----------

Income (loss) before income taxes             29,200           (92,500)
Provision for (benefit from) income
taxes                                          7,700           (31,500)
                                         -----------       -----------

Net income (loss)                        $    21,500       $   (61,000)
                                         ===========       ===========

Basic earnings net income per share      $      0.01       $     (0.02)
Diluted net income per share             $      0.01       $     (0.02)


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                    2001            2000
                                                                  ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $  21,500       $ (61,000)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
    Depreciation                                                     65,000          48,200
    Write offs and allowance for doubtful accounts                   13,300          13,300
    Provision for inventory reserve
Change in assets and liabilities:
    Accounts receivable                                            (282,000)       (344,500)
    Deferred tax assets                                                             (31,500)
    Inventories                                                      64,200         (72,300)
    Prepaid expenses and other assets                               (52,000)         52,400
    Payables, accrued expenses and other current liabilities        216,900         333,000
    Other non-current liabilities                                                    16,000
                                                                  ---------       ---------
Net cash provided by (used in) operations                            46,900         (46,400)
                                                                  ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                       (500,100)       (731,000)
                                                                  ---------       ---------
Net cash used in investing activities                              (500,100)       (731,000)
                                                                  ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from exercise of options                                 5,000          67,500
    Borrowings from bank line of credit                              93,400         270,000
    Borrowings from bank                                            422,200         472,300
                                                                  ---------       ---------
Net cash provided by financing activities                           520,600         809,800
                                                                  ---------       ---------

Net increase in cash and cash equivalents                            67,400          32,400
Cash and cash equivalents, beginning of period                       10,100          64,800
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $  77,500       $  97,200
                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                      $ 109,400       $  13,200


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2000, included in its 2000 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consists of the following.

                                 MARCH 31, 2001     DECEMBER 31, 2000
                                   ----------          ----------
Raw materials                      $  619,100          $  606,500
Work in process                       256,700             269,900
Finished goods                        285,900             349,500
                                   ----------          ----------
                                   $1,161,700          $1,225,900
                                   ==========          ==========


4. The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $456,100 at March 31, 2001. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on August 10, 2002. At March 31, 2001, the Company had complied with or obtained waivers for compliance with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan in the amount of $445,000 bearing interest at prime plus 1.5%. At March 31, 2001, the Company had an outstanding balance of $333,100 on this loan. The Company also has a 60- month term loan available in the amount of $500,000 bearing interest at prime plus 1.5%. At March 31, 2001, the Company had utilized $460,100 of this loan facility.

5. Net Income Per Share

Basic earnings per share were calculated as follows:



                                                QUARTER ENDED MARCH 31,
                                           ---------------------------------
                                              2001                 2000
                                           ----------          -------------
Net income (loss)                          $    21,500          $   (61,000)
Average common shares outstanding            3,842,347            3,321,113
                                           -----------          -----------
Earnings (loss) per share                  $      0.01          $     (0.02)


Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:

                                                                        QUARTER ENDED MARCH 31,
                                                                    --------------------------------
                                                                        2001                2000
                                                                    -----------          -----------
Adjusted net income                                                 $    21,500          $   (61,000)
Average common shares outstanding                                     3,842,347            3,321,113
Add:  Exercise of options reduced by the number of shares
  purchased with proceeds
Add:  Exercise of warrants reduced by the number of shares
  purchased with proceeds                                                30,927
Add:  Expense of warrants attached to debt reduced by the
  number of shares purchased with proceeds
                                                                    -----------          -----------
Adjusted weighted average shares outstanding                          3,873,274            3,321,113
                                                                    -----------          -----------
Earnings per common share assuming dilution                         $      0.01          $     (0.02)
                                                                    ===========          ===========


At March 31, 2001 and 2000, options and warrants for the purchase of 571,700 shares of common stock at prices ranging from $0.125 to $0.625 were antidilutive and therefore not included in the computation of diluted earnings per share.

6. Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

                                                 QUARTER ENDED MARCH 31
                                              ------------------------------
                                                2001                 2000
                                              ----------          ----------
Product Line
Net Sales
     Pool Products                            $2,248,700          $2,088,700
     Thermal Energy Storage Products             613,900             633,400
                                              ----------          ----------
                                              $2,862,600          $2,722,100
                                              ==========          ==========

Geographic information for revenues and long-lived assets are as follows:

                            QUARTER ENDED MARCH 31
                        ------------------------------
                           2001                2000
                        ----------          ----------
Net Sales
     Domestic           $2,342,000          $2,353,500
     Foreign
         Japan              96,700             291,200
         Other             423,900              77,400
                        ----------          ----------
                        $2,862,600          $2,722,100
                        ==========          ==========


Long-lived assets     MARCH 31, 2001      MARCH 31, 2000
                        ----------          ----------
Domestic                $5,779,100          $1,605,200
                        ----------          ----------

For the three months ended March 31, 2001, the Company had one major customer who accounted for 10% or more of sales totaling $321,200.

For the three months ended March 31, 2000, the Company had two major customers accounting for 10% or more of sales totaling $291,200 and $343,800.

Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of March 31, 2001, unsecured trade accounts receivable for customers in California, Florida, and foreign countries were $565,100, $1,264,800 and $364,300.

7. Property, plant and Equipment

Property, plant and equipment consist of the following:

                                          MARCH 31, 2001       DECEMBER 31, 2000
                                            -----------           -----------
Building                                    $ 3,595,400           $ 3,441,400
Land                                            550,400               550,400
Machinery and equipment                       2,643,200             2,332,500
Office and computer equipment                   524,900               510,800
Vehicles                                        290,200               268,900
                                            -----------           -----------
                                            $ 7,604,100           $ 7,104,000
Less accumulated depreciation
  and amortization                           (1,825,000)           (1,760,000)
                                            -----------           -----------
                                            $ 5,779,100           $ 5,344,000
                                            ===========           ===========


Item 2

                                   FAFCO, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Results of Operations

Net sales for the quarter ended March 31, 2001 increased by 5.2% to $2,862,600 in 2001 from $2,722,100 in 2000. This increase was due to increased unit sales of the Company's Pool products.

Cost of goods sold decreased to $1,663,800 (58.1% of net sales) in the first quarter of 2001 compared with $1,748,300 (64.2% of net sales) in the first quarter of 2000. This decrease was due primarily to decreased fixed overhead expenses and to decreased direct labor costs, both attributable to the Company's relocation to Chico, CA.

Marketing and selling expenses increased slightly to $584,700 in the first quarter of 2001 (20.4% of net sales) from $537,800 (19.8% of net sales) in the first quarter of 2000.

General and administrative expenses remained stable at $406,600 (14.2% of net sales) in the first quarter of 2001 compared with $406,800 (14.9% of net sales) in the first quarter of 2000.

Research and development expenses decreased to $54,500 (1.9% of net sales) in the first quarter of 2001 compared with $117,900 (4.3% of net sales) in the first quarter of 2000 due to the fact that engineering projects for 2001 are capital equipment projects whereas in 2000 they were expensed projects.

Net interest expense increased to $85,600 (3.0% of net sales) in the first quarter of 2001 compared with $6,300 (0.2% of net sales) in the first quarter of 2000. This increase was due to increase bank borrowing, primarily related to the Company's mortgage.


Liquidity and Capital Resources

The Company's cash position increased from $10,100 at 2000 fiscal year end to $77,500 at March 31, 2001 principally due to an increase in bank borrowings.

At March 31, 2001, the Company's accounts payable and other accrued expenses had increased to $1,971,200 from $1,744,700 at December 31, 2000. This increase is primarily due to decreased cash flow during the first quarter of 2001 as a result of the Company's "Early Buy" program for Above Ground Pool systems.

At March 31, 2001, the Company's net accounts receivable had increased to $2,238,100 from $1,969,400 at December 31, 2000 due mainly to the Company's "Early Buy" program for Above Ground Pool systems.

At March 31, 2001, the Company's net inventories had decreased slightly to $1,161,700 from $1,225,900 at December 31, 2000.

At March 31, 2001 the Company's current ratio was 1.21 to 1 compared with 1.26 to 1 at December 31, 2000. The Company had working capital of $680,200 at March 31, 2001 compared with $755,500 at December 31, 2000. Total assets exceeded total liabilities by $3,159,200 at March 31, 2001 compared with $3,132,600 at December 31, 2000.

At March 31, 2001, total bank debt (line of credit plus term loan plus mortgage) had increased to $4,699,600 from $4,184,000 at December 31, 2000 due mainly to borrowing to cover costs related to the acquisition of new machinery and equipment.

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Part II - OTHER INFORMATION

Item 5 -- Other Information

The following table summarizes the outstanding securities during the quarter ended March 31, 2001.

                                                                                  Shares
                                                                                 ---------
Common Stock: authorized 10,000,000 shares of $.125 par value; issued and outstanding at December 31, 2000, as reported in the Registrant's
Annual Report on Form 10-K filed for the fiscal year ended December 31,
2000                                                                             3,834,791

Issued during the quarter                                                           20,000
                                                                                 ---------
Outstanding at March 31, 2001                                                    3,854,791

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibits

     None


b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FAFCO, Inc. (Registrant)



DATE: August 14, 2001                  BY: /s/Nancy I. Garvin
      ---------------                     --------------------------------------
                                          Nancy I. Garvin,
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)