Form 10-Q
period 2001-06-30
FAFCO INC
filed 2001-08-15
CIK 352956

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

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

                                 Yes [X] No [ ]


At August 11, 2001, 3,854,791 shares of the Company's Common Stock, $.125 par value were issued and outstanding.


================================================================================

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   FAFCO, Inc.
                           CONSOLIDATED BALANCE SHEET


                                                                      JUNE 30, 2001     DECEMBER 31, 2000
                                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $      6,400       $     10,100
      Accounts receivable, less allowance for
  doubtful accounts of $432,500 in 2001 and
  $400,000 in 2000                                                        2,347,300          1,969,400
  Inventories                                                             1,004,900          1,225,900
  Prepaid expenses and other current assets                                 254,000            211,500
  Other accounts receivable, net of allowance                                94,400             21,600
  Deferred tax asset, net of allowance                                      215,700            215,700
---------------------------------------------------------------------------------------------------------
Total current assets                                                      3,922,700          3,654,200
---------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                    7,906,400          7,104,000
Less accumulated depreciation and amortization                           (1,898,100)        (1,760,000)
---------------------------------------------------------------------------------------------------------
                                                                          6,008,300          5,344,000
---------------------------------------------------------------------------------------------------------
Notes receivable and other assets (net)                                      13,600              9,300
Deferred tax asset, net of allowance                                        648,600            648,600
---------------------------------------------------------------------------------------------------------
Total assets                                                             10,593,200          9,656,100
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank line of credit                                                 $    192,600       $    450,500
   Note payable to bank                                                     231,900            143,000
   Accounts payable and other accrued expenses                            1,933,600          1,744,700
   Accrued compensation and benefits                                        404,600            267,800
   Accrued warranty expense                                                 329,100            287,700
   Other current liabilities                                                  2,900              5,100
---------------------------------------------------------------------------------------------------------
   Total current liabilities                                              3,094,700          2,898,800
---------------------------------------------------------------------------------------------------------
   Mortgage                                                               3,359,700          3,366,500
   Note payable to bank                                                     559,900            224,000
   Other non-current liabilities                                             44,400             34,200
---------------------------------------------------------------------------------------------------------
Total liabilities                                                      $  7,058,700       $  6,523,500
---------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
Shareholders' equity:
   Preferred stock-authorized 1,000,000 shares of
      $1.00 par value, none of which has been issued
   Common stock-authorized 10,000,000 shares of
      $0.125 par value; 3,854,791 shares issued and
      outstanding in 2001 and 3,834,791 issued and
      outstanding in 2000                                                   481,800            479,300
   Capital in excess of par value                                         5,108,500          5,106,000
   Notes receivable secured by Common Stock                                 (75,100)           (75,100)
   Accumulated deficit                                                   (1,980,700)        (2,377,600)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                             $  3,534,500       $  3,132,600
---------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities
Total liabilities and shareholders' equity                             $ 10,593,200       $  9,656,100
---------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                 QUARTER ENDED                    SIX MONTHS ENDED
                                                    JUNE 30                           JUNE 30
                                         ----------------------------       -----------------------------
                                             2001             2000              2001              2000
                                         ----------------------------       -----------------------------
Net sales                                $ 4,026,200      $ 3,586,300       $ 6,888,800       $ 6,308,400
Other income (net)                            36,000           (7,100)           (2,200)           (4,600)
                                         ----------------------------       -----------------------------
   Total revenues                          4,062,200        3,579,200         6,886,600         6,303,800
                                         ----------------------------       -----------------------------

Cost of goods sold                         2,247,600        2,146,300         3,911,400         3,894,600
Marketing & selling expense                  654,900          531,700         1,239,700         1,069,500
General & administrative expense             480,300          391,900           886,800           798,700
Research & development expense                29,300           87,700            83,800           205,600
Net interest expense                         140,900           39,600           226,500            45,900
Relocation costs                                              182,000                             182,000
                                         ----------------------------       -----------------------------

   Total costs and expenses                3,553,000        3,379,200         6,348,200         6,196,300
                                         ----------------------------       -----------------------------

Income before income taxes                   509,200          200,000           538,400           107,500
Provision for income taxes                   133,800           68,100           141,500            36,600
                                         ----------------------------       -----------------------------

Net income                               $   375,400      $   131,900       $   396,900       $    70,900
                                         ============================       =============================

Basic earnings net income per share      $      0.10      $      0.03       $      0.10       $      0.02
Diluted net income per share             $      0.10      $      0.03       $      0.10       $      0.02
                                         ----------------------------       -----------------------------


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                              -----------------------------
                                                                  2001              2000
                                                              -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                    $   396,900       $    70,900
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Depreciation                                                   138,100            98,000
   Write offs and allowance for doubtful accounts                  32,500            30,800
Change in assets and liabilities:
   Accounts receivable                                           (483,200)         (735,200)
   Inventories                                                    221,000          (106,500)
   Prepaid expenses and other assets                              (46,800)           (8,900)
   Notes receivable and other long term assets                                       (3,200)
   Payables and accrued expenses and other current
   liabilities                                                    364,900           969,000
   Other non-current liabilities                                   10,200            26,900
                                                              -----------       -----------
Net cash provided by operating activities                         633,600           341,800
                                                              -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                      (802,400)       (1,207,800)
                                                              -----------       -----------
Net cash used in investing activities                            (802,400)       (1,207,800)
                                                              -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options                                5,000            67,500
   Repayment of bank line of credit                              (257,900)         (461,500)
   Proceeds from term loan                                        418,000           500,000
     Repayment of term loan                                                         (66,100)
     Proceeds from construction loan                                                903,600
                                                              -----------       -----------
Net cash provided by financing activities                         165,100           943,500
                                                              -----------       -----------

Net increase in cash and cash equivalents                          (3,700)           77,500
Cash and cash equivalents, beginning of period                     10,100            64,800
                                                              -----------       -----------
Cash and cash equivalents, end of period                            6,400           142,300
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                   $   224,800       $    42,000
   Cash paid during the period for income taxes


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2000, included in its 2000 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consist of the following.


                                   JUNE 30, 2001   DECEMBER 31, 2000
                                   -------------   -----------------
Raw materials                       $   564,100      $   606,500
Work in process                         203,700          269,900
Finished goods                          237,100          349,500
                                    ===========      ===========
                                    $ 1,004,900      $ 1,225,900
                                    ===========      ===========


4. The Company has a line of credit agreement with Butte Community Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $807,400 at June 30, 2001. Amounts borrowed bear interest at prime rate plus 1.5% per annum and are secured by substantially all the assets of the Company. This line of credit expires on August 10, 2002. At June 30, 2001, the Company had complied with or obtained waivers for compliance with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan through Butte Community Bank in the amount of $445,000 bearing interest at prime plus 1.5%. At June 30, 2001, the Company had an outstanding balance of $297,100 on this loan.

The company also has a 58-month term loan in the amount of $500,000 bearing interest at prime plus 1.5%. At June 30, 2001, the company had an outstanding balance of $494,700 on this loan.

5.      Net Income Per Share

Basic earnings per share were calculated as follows:


                                              QUARTER ENDED                 SIX MONTHS ENDED
                                                 JUNE 30                        JUNE 30
                                       --------------------------      --------------------------
                                           2001            2000            2001            2000
                                       --------------------------      --------------------------
Net income                             $  396,900      $  131,900      $  375,400      $   70,900
Average common shares outstanding       3,854,791       3,843,311       3,854,791       3,582,212
                                       --------------------------      --------------------------
Earnings per share                     $     0.10      $     0.03      $     0.10      $     0.02
                                       ==========================      ==========================


Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:


                                                                    QUARTER ENDED                SIX MONTHS ENDED
                                                                       JUNE 30                        JUNE 30
                                                             --------------------------      --------------------------
                                                                 2001           2000            2001           2000
                                                             --------------------------      --------------------------
Adjusted net income                                          $  375,400      $  131,900      $  396,900      $   70,900
Average common shares outstanding                             3,854,791       3,843,311       3,854,791       3,582,212
Add:  Exercise of options reduced by the
number of shares purchased with proceeds                         81,183         115,975         131,438         115,975
Add:  Exercise of warrants reduced by the
number of shares purchased with proceeds                          6,187          30,938          45,375          30,938
Adjusted weighted average shares outstanding                  3,942,161       3,990,224       4,031,604       3,729,125
                                                             --------------------------      --------------------------
Earnings per common share assuming full dilution             $     0.10      $     0.03      $     0.10      $     0.02
                                                             ==========================      ==========================


At June 30, 2001, options and warrants for the purchase of 236,000 shares of common stock at prices ranging from $0.125 to $0.625 were antidilutive and therefore not included in the computation of diluted earnings per share.

6.      Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.


                                    QUARTER ENDED                 SIX MONTHS ENDED
                                       JUNE 30                         JUNE 30
                             --------------------------      --------------------------
                                 2001           2000            2001            2000
                             --------------------------      --------------------------
Product Line
Net Sales
     Pool Products           $3,423,400      $2,440,600      $5,672,100      $4,529,200
     Thermal Energy Products    602,800       1,145,700       1,216,700       1,779,200
                             ----------      ----------      ----------      ----------
                             $4,026,200      $3,586,300      $6,888,800      $6,308,400
                             ==========================      ==========================

Geographic information for revenues and long-lived assets are as follows:


                                 QUARTER ENDED                 SIX MONTHS ENDED
                                    JUNE 30                        JUNE 30
                          --------------------------      --------------------------
                              2001           2000            2001            2000
                          --------------------------      --------------------------
Net Sales
Domestic                  $3,491,300      $2,720,700      $5,833,300      $5,074,100
  Foreign
   Japan                     281,700         781,400         378,400       1,072,600
   Other                     253,200          84,200         677,100         161,700
                          ----------      ----------      ----------      ----------
                          $4,026,200      $3,586,300      $6,888,800      $6,308,400
                          ==========      ==========      ==========      ==========


 Long-lived assets         JUNE 30, 2001                      DECEMBER 31, 2000
 -----------------         -------------                      -----------------
    Domestic                  $6,008,300                             $5,344,000


For the six months ended June 30, 2001, the Company had no single customer who accounted for 10% or more of sales. At June 30, 2000, the Company had one major customer who individually accounted for 10% or more of the sales totaling $1,072,600.

Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of June 30, 2001, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $816,800, $1,156,000 and $52,200 respectively.

7.      Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                        JUNE 31, 2001   DECEMBER 31, 2000
                                        -------------   -----------------
Building                                 $ 3,702,200       $ 3,441,400
Land                                         550,400           550,400
Machinery and equipment                    2,819,000         2,332,500
Office and computer
equipment                                    524,900           510,800
Vehicles                                     309,900           268,900

                                         -----------       -----------
                                         $ 7,906,400       $ 7,104,000
Less accumulated
  depreciation
  and amortization                        (1,898,100)       (1,760,000)
----------------------------------------------------------------------
                                         $ 6,008,300       $ 5,344,000
======================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Results of Operations

Net sales for the quarter ended June 30 increased by 12.3% to $4,026,200 in 2001 from $3,586,300 in 2000 and increased by 9.25% $6,888,800 in the first half of 2001 from $6,308,400 in corresponding period in 2000. This increase was due to increased unit sales of the Company's pool products partially offset by decreased unit sales of the Company's IceStor products.

Cost of goods sold increased in absolute dollars from $2,146,300 in the quarter ended June 30, 2000 to $2,247,600 in the corresponding period in 2001 decreased as a percent of sales from 59.8% in 2000 to 55.8% in 2001. For the first half of 2001 cost of goods increased in absolute dollars from $3,894,600 in 2000 to $3,911,400 in 2001 while decreasing from 61.7% of net sales to 56.8% of net sales. These increases in absolute dollars are attributable to increased sales levels of the Company's pool products; the decreases as a percentage of sales are due primarily to the inefficiencies experienced by the Company in 2000 during preparation for it's relocation from Redwood City to Chico.

Marketing and selling expenses increased to $654.900 (16.3% of net sales) in the second quarter of 2001 compared with $531,700 (14.8% of net sale) in the second quarter of 2000 and to $1,239,700 (18.0% of net sales) for the first six months of 2001 compared with $1,069,500 (17.0% of net sales) for the corresponding period in 2000. These increases were due to increased personnel and increased expenses for advertising and promotion.

General and administrative expenses increased to $480,300 (11.9% of net sales) in the second quarter of 2001 compared with $391,900 (10.9% of net sales) in the second quarter of 2000 and to $886,800 (12.9% of net sales) for the first six months of 2001 compared with $798,700 (12.7% of net sales) for the corresponding period in 2000. These increases are due to a variety of expenses including business insurance, legal fees related to patent filings, and equipment rent.

Research and development expenses decreased to $29,300 (0.7% of net sales) in the second quarter of 2001 compared with $87,700 (2.4% of net sales) in the second quarter of 2000 and to $83,800 (1.2% of net sales) for the first six months of 2001 compared with $205,600 (3.3% of net sales) for the corresponding period in 2000. These decreases were due to the fact that the engineering projects for 2001 are capital equipment projects whereas in 2000 they were expensed projects.

Net interest expense increased to $140,900 (3.5% of net sales) in the second quarter of 2001 compared with $39,600 (1.1% of net sales) in the second quarter of 2000 and to $226,500 (3.3% of net sales) for the first six months of 2001 compared with $45,900 (0.7% of net sales) for the corresponding period in 2000. These increases are due to increased bank borrowing, primarily related to the Company's mortgage.


Liquidity and Capital Resources

The Company's cash position decreased from $10,100 at 2000 fiscal year end to $6,400 at June 30, 2001.

At June 30, 2001, the Company's accounts payable and other accrued expenses had increased to $1,933,600 from $1,744,700 at December 31, 2000. This increase is primarily due to the higher volume of purchases resulting from the increase in sales.

At June 30, 2001, the Company's accrued benefits increased to $404,600 from $267,800 at December 31, 2000 due to the build-up in the vacation and commission accrual accounts along with an accrual for profit sharing that was paid out in July.

At June 30, 2001, the Company's net accounts receivable had increased to $2,347,300 from $1,969,400 at December 31, 2000 due to the seasonal increase in sales during the second quarter combined with a general increase in sales for the year.

At June 30, 2001, the Company's net inventories had decreased to $1,004,900 from $1,225,900 at December 31, 2000, due mainly to the increase in sales combined with the seasonal inventory decrease.

The Company's current ratio was 1.27 to 1 compared to 1.26 to 1 at December 31, 2000. The Company had working capital of $828,000 compared with $775,400 at December 31, 2000. Total assets exceeded total liabilities by, $3,534,500 at June 30, 2001 compared with $3,132,600 at December 31,2000.

At June 30, 2001, total bank debt (line of credit plus term loan plus mortgage) had increased to $4,344,100 from $4,184,000 at December 31, 2000, due mainly to borrowing to cover costs related to the acquisition of new machinery and equipment, offset in part by payments against the line of credit.

The Company believes that its cash flow from operations along with its available line of credit and construction financing will be sufficient to support operations during the next twelve months.


Part II - OTHER INFORMATION


Item 5 -- Other Information


The following table summarizes the outstanding securities during the quarter ended June 30, 2001.


                                                              Shares
                                                             ---------
Common Stock: authorized 10,000,000 shares of $.125 par
value; issued and outstanding at December 31, 2000, as
reported in the Registrant's Annual report on Form 10-K
filed for the fiscal year ended December 31, 2000            3,834,791

Issued during the period                                        20,000
                                                             ---------
                                                             3,854,791
Outstanding at June 30, 2001





Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits: none

b. Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FAFCO, Inc. (Registrant)



DATE: August 14, 2001       BY :/s/ Nancy I. Garvin
                               --------------------
                            Nancy I. Garvin,
                            Vice President - Finance and Chief Financial Officer