Form 10-Q
period 2001-09-30
FAFCO INC
filed 2001-11-14
CIK 352956

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------   -------------

Commission file number 0-10120

                                   FAFCO, Inc.
             (Exact name of Registrant as specified in its charter)

                         California                                              94-2159547
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

                                 Yes [X] No [ ]

At November 13, 2001, 3,854,791 shares of the Company's Common Stock, $.125 par value were issued and outstanding.

================================================================================

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   FAFCO, Inc.

                           CONSOLIDATED BALANCE SHEET


                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    2001                2000
                                                                -------------       ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                     $     39,400        $     10,100
  Accounts receivable, less allowance for
     doubtful accounts of $444,800 in 2001 and
     $400,000 in 2000                                              1,745,000           1,969,400
  Inventories                                                      1,178,800           1,225,900
  Prepaid expenses and other current assets                          260,600             211,500
  Other accounts receivable, net of allowance                        196,900              21,600
  Deferred tax asset, net of allowance                               215,700             215,700
                                                                ------------        ------------
Total current assets                                               3,636,400           3,654,200
                                                                ------------        ------------
Property, plant and equipment, at cost                             8,224,100           7,104,000
Less accumulated depreciation and amortization                    (2,082,300)         (1,760,000)
                                                                ------------        ------------
                                                                   6,141,800           5,344,000
                                                                ------------        ------------
Notes receivable and other assets (net)                               13,600               9,300
Deferred tax asset, net of allowance                                 648,600             648,600
                                                                ------------        ------------
Total assets                                                      10,440,400           9,656,100
                                                                ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank line of credit                                          $    640,000        $    450,500
   Notes payable to bank                                             265,400             143,000
   Accounts payable and other accrued expenses                     1,633,200           1,744,700
   Accrued compensation and benefits                                 290,900             267,800
   Accrued warranty expense                                          310,600             287,700
   Other current liabilities                                           2,900               5,100
                                                                ------------        ------------
   Total current liabilities                                       3,143,400           2,898,800
                                                                ------------        ------------
   Mortgage                                                        3,353,600           3,366,500
   Note payable to bank                                              503,900             224,000
   Other non-current liabilities                                      44,400              34,200
                                                                ------------        ------------
Total liabilities                                               $  7,044,900        $  6,523,500
                                                                ------------        ------------
Commitments and contingent liabilities
                                                                ------------        ------------
Shareholders' equity:
   Preferred stock-authorized 1,000,000 shares of
      $1.00 par value, none of which has been issued
   Common stock-authorized 10,000,000 shares of
      $0.125 par value; 3,854,791 shares issued and
      outstanding in 2001 and 3,834,791 issued and
      outstanding in 2000.                                           481,800             479,300
   Capital in excess of par value                                  5,108,500           5,106,000
   Notes receivable secured by Common Stock                          (75,100)            (75,100)
   Accumulated deficit                                            (2,119,700)         (2,377,600)
                                                                ------------        ------------
Total shareholders' equity                                      $  3,395,500        $  3,132,600
                                                                ------------        ------------
Commitments and contingent liabilities
                                                                ------------        ------------
Total liabilities and shareholders' equity                      $ 10,440,400        $  9,656,100
                                                                ------------        ------------


         The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                                QUARTER ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30                    SEPTEMBER 30
                                        ----------------------------      ---------------------------
                                            2001             2000             2001            2000
                                        -----------      -----------      -----------     -----------
Net sales                               $ 2,653,100      $ 2,595,800      $ 9,541,900     $ 8,904,200
Other income (net)                           53,400            5,300           51,200             700
                                        -----------      -----------      -----------     -----------

   Total revenues                         2,706,500        2,601,100        9,593,100       8,904,900
                                        -----------      -----------      -----------     -----------

Cost of goods sold                        1,668,600        1,730,500        5,580,000       5,625,100
Marketing & selling expense                 624,900          503,300        1,864,600       1,572,800
General & administrative expense            435,500          417,100        1,322,300       1,215,800
Research & development expense               95,100           36,900          178,900         242,500
Net interest expense                        107,500           48,400          334,000          94,300
Relocation costs                                             388,800                          570,700
                                        -----------      -----------      -----------     -----------

   Total costs and expenses               2,931,600        3,125,000        9,279,800       9,321,200
                                        -----------      -----------      -----------     -----------

(Loss) income before income taxes          (225,100)        (523,900)         313,300        (416,300)
Provision for income taxes                  (86,100)         (36,600)          55,400
                                        -----------      -----------      -----------     -----------

Net (loss) income                       $  (139,000)     $  (487,300)     $   257,900     $  (416,300)
                                        ===========      ===========      ===========     ===========

Basic earnings net (loss) income
   per share                            $     (0.04)     $     (0.13)     $      0.07     $     (0.11)
Diluted net (loss) income per share     $     (0.04)     $     (0.13)     $      0.06     $     (0.11)
                                        -----------      -----------      -----------     -----------


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                             ----------------------------
                                                                  2001              2000
                                                             -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                   $   257,900      $  (416,300)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Depreciation                                                  322,300          151,000
   Loss on disposition of fixed assets                                              1,100
   Write offs and allowance for doubtful accounts                 44,800           42,800
Change in assets and liabilities:
   Accounts receivable                                             4,300         (326,100)
   Inventories                                                    47,100           95,100
   Prepaid expenses and other assets                             (53,400)          13,900
   Notes receivable and other long term assets                                       (900)
   Payables and accrued expenses and other current
     liabilities                                                 (67,700)         684,800
   Other non-current liabilities                                  10,200           25,700
                                                             -----------      -----------
Net cash provided by operating activities                        565,500          271,100
                                                             -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                   (1,120,100)      (3,007,400)
                                                             -----------      -----------
Net cash used in investing activities                         (1,120,100)      (3,007,400)
                                                             -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options                               5,000
   Proceeds from exercise of common stock warrants                                 67,500
   Repayment of bank line of credit                              189,500          103,900
   Proceeds from term loan                                       389,400          500,000
   Repayment of term loan                                                         (97,900)
   Proceeds from construction loan                                              2,129,600
                                                             -----------      -----------
Net cash provided by financing activities                        583,900        2,703,100
                                                             -----------      -----------

Net increase in cash and cash equivalents                         29,300          (33,200)
Cash and cash equivalents, beginning of period                    10,100           64,800
                                                             -----------      -----------
Cash and cash equivalents, end of period                     $    39,400      $    31,600
                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                  $   331,000      $    84,800
   Cash paid during the period for income taxes


The accompanying notes are an integral part of this statement.

                                   FAFCO, Inc.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. This information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2000, included in its 2000 Annual Report to Shareholders.

2. Net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consists of the following.

                                       SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                       ------------------            -----------------
            Raw materials                   $  636,100                 $  606,500
            Work in process                    238,200                    269,900
            Finished goods                     304,500                    349,500
                                            ----------                 ----------
                                            $1,178,800                 $1,225,900
                                            ==========                 ==========

4. The Company has a line of credit agreement with Butte Community Bank, which line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $360,000 at September 30, 2001. Amounts borrowed bear interest at prime rate plus 1.5% per annum (7.5% at September 30, 2001) and are secured by substantially all the assets of the Company. This line of credit expires on August 10, 2002. At September 30, 2001, the Company had complied with or obtained waivers for compliance with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan through Butte Community Bank in the amount of $445,000 bearing interest at prime plus 1.5% (7.5% at September 30, 2001). At September 30, 2001, the Company had an outstanding balance of $256,200 on this loan. The company also has a 58-month term loan in the amount of $500,000 bearing interest at prime plus 1.5% (7.5% at September 30, 2001). At September 30, 2001, the company had an outstanding balance of $479,600 on this loan. The Company also has a 29-1/2 year mortgage in the amount of $3,400,000 bearing interest at 9.05% per year fixed for 5 years. The balance on this mortgage at September 30, 2001 was $3,387,100.

5. Net Income Per Share

Basic (loss) earnings per share were calculated as follows:


                                                          QUARTER ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                  ----------------------------      ---------------------------
                                                      2001             2000             2001             2000
                                                  -----------      -----------      -----------     -----------
            Net (loss) income                     $  (139,000)     $  (487,300)     $   257,900     $  (416,300)
            Average common shares outstanding       3,854,791        3,843,311        3,850,673       3,669,880
                                                  -----------      -----------      -----------     -----------
            (Loss) earnings per share             $     (0.04)     $     (0.13)     $      0.07     $     (0.11)
                                                  ===========      ===========      ===========     ===========

Basic (loss) earnings per share are calculated by dividing net (loss) income by the weighted average number of shares issued and outstanding.

Diluted (loss) earnings per share were calculated as follows:


                                                         QUARTER ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                 ----------------------------      ---------------------------
                                                     2001             2000            2001            2000
                                                 -----------      -----------      -----------     -----------
Adjusted net (loss) income                       $  (139,000)     $  (487,300)     $   257,900     $  (416,300)
Average common shares outstanding                  3,854,791        3,843,311        3,850,673       3,669,880
Add: Exercise of options reduced by the
  number of shares purchased with proceeds               N/A              N/A          156,566             N/A
Add: Exercise of warrants reduced by the
  number of shares purchased with proceeds               N/A              N/A           64,969             N/A
Adjusted weighted average shares outstanding       3,854,791        3,843,311        4,072,208       3,669,880
                                                 -----------      -----------      -----------     -----------
(Loss) earnings per common share assuming
  full dilution                                  $     (0.04)     $     (0.13)     $      0.06     $     (0.11)
                                                 ===========      ===========      ===========     ===========

At September 30, 2001, options and warrants for the purchase of 355,700 shares of common stock at prices ranging from $0.50 to $0.625 were antidilutive and therefore not included in the computation of diluted earnings per share.

6. Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

                                                         QUARTER ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                 ----------------------------      ---------------------------
                                                     2001             2000            2001            2000
                                                 -----------      -----------      -----------     -----------
Product Line
Net Sales
   Pool Products                                 $ 1,981,900      $ 1,606,200      $ 7,654,000     $ 6,135,400
   Thermal Energy Products                           671,200          989,600        1,887,900       2,768,800
                                                 -----------      -----------      -----------     -----------
                                                 $ 2,653,100      $ 2,595,800      $ 9,541,900     $ 8,904,200
                                                 ===========      ===========      ===========     ===========

Geographic information for revenues and long-lived assets are as follows:

                                                         QUARTER ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                 ----------------------------      ---------------------------
                                                     2001             2000            2001            2000
                                                 -----------      -----------      -----------     -----------
Net Sales
Domestic                                         $ 2,163,000      $ 1,692,600      $ 7,996,300     $ 6,766,700
  Foreign
   Japan                                             219,700          569,500          598,100       1,642,100
   Other                                             270,400          333,700          947,500         495,400
                                                 -----------      -----------      -----------     -----------
                                                 $ 2,653,100      $ 2,595,800      $ 9,541,900     $ 8,904,200
                                                 ===========      ===========      ===========     ===========

Long-lived assets                     SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                      ------------------     -----------------
Domestic                                  $6,141,800             $5,344,000

For the nine months ended September 30, 2001, the Company had no single customer who accounted for 10% or more of sales. At September 30, 2000, the Company had one major customer who individually accounted for 10% or more of the sales totaling $1,642,100.

Concentration of Credit Risk: Most of the Company's business activity is with customers located in California, Florida and foreign countries. As of September 30, 2001, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $580,300, $1,292,400 and $198,600 respectively.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                  SEPTEMBER 31, 2001          DECEMBER 31, 2000
                                                  ------------------          -----------------
     Building                                        $ 3,679,100                $ 3,441,400
     Land                                                550,400                    550,400
     Machinery and equipment                           3,149,400                  2,332,500
     Office and computer equipment                       535,300                    510,800
     Vehicles                                            309,900                    268,900
                                                     -----------                -----------
                                                     $ 8,224,100                $ 7,104,000
     Less accumulated depreciation
       and amortization                               (2,082,300)                (1,760,000)
                                                     -----------                -----------
                                                     $ 6,141,800                $ 5,344,000
                                                     ===========                ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


Results of Operations

Net sales for the quarter ended September 30 increased by 2.2% to $2,653,100 in 2001 from $2,595,800 in 2000 and increased by 7.2% to $9,541,900 in the first nine months of 2001 from $8,904,200 in the corresponding period in 2000. This increase was due to increased unit sales of the Company's pool products partially offset by decreased unit sales of the Company's IceStor products.

Cost of goods sold decreased to $1,668,600 (62.9% of net sales) in the quarter ended September 2001 compared with $1,730,500 (66.7% of net sales) in the corresponding quarter of 2000. For nine months ended September 30, cost of goods sold decreased to $5,580,000 (58.5% of net sales) in 2001 from $5,625,100 (63.2%
of net sales) in 2000. These decreases were due primarily to increased sales of the Company's higher margin pool products along with decreased sales of the lower margin IceStor products.

Marketing and selling expenses increased to $624,900 (23.6% of net sales) in the third quarter of 2001 compared with $503,300 (19.4% of net sales) in the third quarter of 2000 and to $1,864,600 (19.5% of net sales) for the first nine months of 2001 compared with $1,572,800 (17.7% of net sales) for the corresponding period in 2000. These increases were due to increased advertising, freight costs, travel and costs related to operating the Company's retail office in Florida.

General and administrative expenses were relatively stable at $435,500 (16.4% of net sales) in the third quarter of 2001 compared with $417,100 (16.1% of net sales) in the third quarter of 2000. For the nine-month period ending September 30, general and administrative expenses increased to $1,322,300 (13.9% of net sales) in 2001 from $1,215,800 (13.7% of net sales) in the corresponding period in 2000. These increases in absolute dollars were due to a variety of expenses including business insurance; legal fees related to patent filings; equipment rental and costs related to operating the Company's retail office in Florida

Research and development expenses increased to $95,100 (3.6% of net sales) in the third quarter of 2001 from $36,900 (1.4% of net sales) into the third quarter of 2000 but decreased for the nine-month period ending September 30,2001 to $178,900 (1.9% of net sales) compared with $242,500 (2.7% of net sales for the corresponding period of 2000. These fluctuations represent the change in engineering related costs between capital and expensed projects.

Net interest expense increased to $107,500 (4.1% of net sales) in the third quarter of 2001 compared with $48,400 (1.9% of net sales) in the third quarter of 2000 and to $334,000 (3.5% of net sales for the nine month period ending September 30, 2001 compared with $94,300 (1.1% of net sales) for the corresponding period in 2000. This increase was due to increased bank borrowing (primarily the Company's mortgage) during 2001, offset slightly by decreased borrowing costs

Other income (net) includes $102,500 in grant income from the California Energy Commission related to an energy efficiency program in which the Company participated.

Liquidity and Capital Resources

The Company's cash position increased slightly from $10,100 at 2000 fiscal year end to $39,400 at September 30, 2001.

At September 30, 2001, the Company's accounts payable and other accrued expenses had decreased to $1,633,200 from $1,744,700 at December 31,2000. This decrease is due to a decrease in accrued liabilities, primarily utilities, offset in part by an increase to accounts payable.

At September 30, 2001, the Company's net accounts receivable had decreased to $1,745,000 from $1,969,400 at December 31,2000 due to the seasonal decrease in sales.

At September 30, 2001, the Company's net inventories had decreased slightly to $1,178,800 from $1,225,900 at December 31, 2000.

At September 30, 2001, the Company's current ratio was 1.16 to 1 compared to
1.26 to 1 at December 31, 2000. The Company had working capital of $493,400 at September 30, 2001 compared with $755,400 at December 31, 2000. total assets exceeded total liabilities by $3,395,500 at September 30,2001 compared with $3,132,600 at December 31, 2000.

At September 30, 2001, total bank debt (line of credit plus term loan plus mortgage) had increased to $4,729,400 from $4,184,000 at December 31, 2000, due mainly to borrowings to cover costs related to the acquisition of new production equipment.

The Company believes that its cash flow from operations along with its available line of credit and construction financing will be sufficient to support operations during the next twelve months.

Part II - OTHER INFORMATION


Item 5 - Other Information

The following table summarizes the outstanding securities during the quarter ended September 30, 2001.

                                                                                 Shares
                                                                                ---------
     Common Stock: authorized 10,000,000 shares of $.125 par
     value; issued and outstanding at December 31, 2000, as
     reported in the Registrant's Annual report on Form 10-K
     filed for the fiscal year ended December 31, 2000                          3,834,791
     Issued during the period                                                      20,000
                                                                                ---------
     Outstanding at September 30, 2001                                          3,854,791

Item 6 - Exhibits and Reports on Form 8-K

a.      Exhibits: none

b.      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FAFCO, Inc. (Registrant)

DATE: November 13, 2001                   BY:  /s/ Nancy I. Garvin
      -----------------                        --------------------------------
                                               Nancy I. Garvin,
                                               Vice President - Finance and
                                               Chief Financial Officer