Form 10-K405
period 2001-12-31
FAFCO INC
filed 2002-04-01
CIK 352956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number 0-10120


                                   FAFCO, INC.
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                            94-2159547
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


435 OTTERSON DRIVE, CHICO, CALIFORNIA                                      95928
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

                                Yes [X]  No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 20, 2002 was $877,490 based upon the average of the bid and ask prices reported for such date by the National Quotation Bureau. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

The number of shares of the registrant's Common Stock outstanding as of February 20, 2002, was 3,855,591.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                              FORM 10-K PART
--------------------                                              --------------

Portions of Exhibit 13.1 (the Company's 2001 Annual Report to
Shareholders) (the "Annual Report")....................................I, II, IV

                          -----------------------------


With the exception of the information specifically incorporated by reference in Parts I, II and IV of this Form 10-K, the Company's Annual Report is not to be deemed filed as part of this report.

                                     PART I

ITEM 1.Business

INTRODUCTION

FAFCO, Inc. ("FAFCO," the "Company" or "Registrant") designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 75% of net sales in 2001 compared to 66% of net sales in 2000 and 60% of net sales in 1999. Thermal energy storage sales amounted to 25% of net sales in 2001 compared to 34% of net sales in 2000 and 40% of net sales in 1999.

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

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors described in this Form 10-K as well as those set forth on page 18 of the Annual Report under the heading "Factors Affecting Future Results" which is incorporated herein by reference and elsewhere in this Form 10-K.

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

Thermal Energy Storage

The Company's thermal energy storage ("IceStor(TM)") systems utilize nighttime electric capacity to create stored cooling energy. This is normally done by storing inexpensive "off-peak" energy in the form of either chilled water or ice. The next day this stored cooling capacity is used in conjunction with a building's air conditioning equipment to significantly reduce electrical power requirements for cooling during times of high power demand and high electrical cost.

Cool storage systems offer power utilities a solution to a fundamental, long-term problem: increased peak demand for power during periods of limited available capacity (i.e., during business hours). IceStor(TM) technology shifts power consumption to off-peak periods when there is available capacity and lower demand.

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

Thermal Energy Storage Systems

The Company markets its IceStor(TM) products through independent contractors who design and build heating and cooling systems for commercial and industrial applications. The Company has also licensed its IceStor(TM) products for sale overseas, to design-and-build, heating, ventilating, and air-conditioning companies in Taiwan, Korea, Japan, and The Peoples Republic of China. These licensing agreements provide for licensees' assembly, sales, support, and maintenance of IceStor(TM) products in those countries.

SALES BY GEOGRAPHIC AREA

The Company's net sales during 2001, 2000, and 1999 were geographically distributed approximately as follows:

                                      2001              2000             1999
                                      ----              ----             ----
         California                    30%               22%              24%
         Florida                       34%               38%              33%
         Other U.S.                    18%               14%              17%
         Foreign Countries             18%               26%              26%
                                      ---               ---              ---
                                      100%              100%             100%
                                      ---               ---              ---


During 2001, no single customer accounted for 10% or more of the Company's net sales. Two of the Company's customers, Ebara Corporation and Florida Solar, accounted for 19.3% and 10.4% of the Company's fiscal 2000 net sales. Ebara Corporation accounted for 17.7% of the Company's fiscal 1999 net sales. During 1999, 2000 and 2001 Ebara Corporation was the licensee for the Company's IceStor(TM) products in Japan, and, as such, purchased IceStor(TM) products and components for assembly into products for resale to end users in Japan. During 2000, Florida Solar was a distributor of the Company's pool products and, as such, purchased pool panels and components for resale to end users in Florida. No other customer accounted for 10% or more of the Company's net sales in fiscal 1999 or 2000. Any material cancellation, reduction or rescheduling of orders from a major customer, or the loss of any such customer would have a material adverse effect in the Company's financial condition and operation results.

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

Sales of IceStor(TM) products are made against individual purchase orders to general contractors or Heating, Ventilating, and Air Conditioning (HVAC) contractors for specific new construction projects or for retrofit in existing buildings. The Company typically ships these products within six weeks or less of receipt of an order; therefore, the Company's backlog with respect to IceStor(TM) products at any date is also usually insignificant and not a meaningful indicator of future sales.

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

A number of companies in the United States manufacture thermal energy storage systems of various types similar to the Company's IceStor(TM) product. The industry is in the early stages of development and additional competitors are expected to enter the market over time.

At the present time, the Company believes that the main competitive factors in the thermal energy storage market are performance, reliability, and price. The Company believes that it competes favorably with respect to these factors. However, several of its competitors have greater financial, marketing, and technological resources than those of the Company.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 2001, 2000, and 1999, the Company's research and development expenses were $239,400, $294,500, and $327,600, respectively.

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

The Company has granted licenses to assemble and sell IceStor(TM) systems in Taiwan, Korea, Japan, and the Peoples Republic of China to local manufacturers. See "Marketing and Sales" above.

EMPLOYEES

At December 31, 2001, the Company had a total of 63 regular employees and 14 "temporary" employees for a total of 77 full-time employees in the Chico, CA facility, these employees included 6 in marketing, 5 in research and development, 51 in manufacturing, and 15 in general management and administration. The Company also uses temporary employees from agencies to fill seasonal needs. The Company has never had a work stoppage. To the Company's knowledge, no employees are represented by a labor organization.

At December 31, 2001, the Company had a total of 19 "leased" employees in their Tampa, Florida sales office.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 2001.

The executive officers of the Company are set forth below under Item 10. All officers serve at the pleasure of the Board of Directors.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information regarding the market for and market prices of the Company's Common Stock, the number of shareholders of record, and information regarding dividends is set forth under the heading "Common Stock Data" on page 14 of the Annual Report, which information is incorporated herein by reference.

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


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Freeman A. Ford, age 61, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984. Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 60, serves as Executive Vice President and Secretary. Mr. Watt joined the Company as its Vice President-Finance and Chief Financial Officer in July 1984, and has served as Secretary since March 1985.

David Harris, age 46, serves as Vice President, Sales. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993) and President-Pool Products Division (from May 1993 until May 1995).

Nancy I. Garvin, age 56, serves as Vice President, Finance. Ms. Garvin joined the Company in May 1974 as an accounting clerk and has since held the positions of Accounting Manager and Controller with the Company.

Mr. William A. Berry, age 63, is Senior Vice President and Chief Financial Officer of the Electric Power Research Institute, an energy industry research consortium. Mr. Berry has served as a Director of the Board since 1974 and is also a member of the Audit Committee.

Mr. Robert W. Selig, Jr., age 62, is President of Davis Instruments Corporation, a manufacturer and distributor of marine and weather equipment. Mr. Selig has served as a Director of the Board since 1974 and is also a member of the Audit Committee.

Mr. William F. Chisholm, age 33, is a Partner at Symphony Technology Group, a venture capital firm. Mr. Chisholm has served as a Director of the Board since 1999.

Mr. David F. Ford, age 34, is President of Danger! Books, a book publisher and distributor. Mr. Ford has served as a Director of the Board since 1999.

David Ford and William Chisholm are the son and son-in-law, respectively, of Mr. Freeman A. Ford.

Based solely on its review of the copies of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 2001, all filing requirements under Section 16(a) of the Securities Exchange Act applicable to its officers, directors and 10% shareholders were complied with.

ITEM 11. Executive Compensation

The following table sets forth for the three years ended December 31, 2001 certain information as to the compensation paid by the Company to the Chief Executive Officer and the other executive officers of the Company who received salary and bonus compensation of $100,000 or more (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                      COMPENSATION
                                                         OTHER           AWARDS
                                                         ANNUAL        SECURITIES     ALL OTHER
     NAME AND                      SALARY     BONUS   COMPENSATION     UNDERLYING    COMPENSATION
PRINCIPAL POSITION         YEAR      ($)       ($)       ($)(1)        OPTIONS (#)      ($)(2)
-------------------------  -----  --------   ------   ------------    ------------   ------------
Freeman A. Ford            2001   $156,000   $3,615       --                    0        $2,488
  Chairman of the Board    2000   $156,000       $0       --                    0        $1,662
  Chief Executive Officer  1999    155,793    4,569       --               25,000         1,662

Alex N. Watt               2001    137,238    3,180       --                    0         2,218
 Executive Vice President  2000    137,035        0       --                    0         2,218
                           1999    131,779    3,865       --               25,000         2,218

David K. Harris            2001    139,877   21,177       --                    0           578
 Vice President Sales      2000    143,633        0       --                    0           542
 and Marketing             1999    131,779    3,865       --               25,000           494

----------
(1) Excludes certain perquisites and other benefits that did not exceed the lesser of $50,000 or 10% of any officer's total salary and bonus.
(2)  Consists of premiums paid by the Company for term life insurance

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

     AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR-END AND FISCAL YEAR-END
                           OPTION AND WARRANTY VALUES

                                                              NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING           VALUE OF
                                                             UNEXERCISED       UNEXERCISED IN-
                                                              OPTIONS/            THE-MONEY
                                                             WARRANTS AT      OPTIONS/WARRANTS
                                                           FISCAL YEAR-END   AT FISCAL YEAR-END
                                                                 (#)               ($)(1)
                                                           ---------------   ------------------
                       SHARES ACQUIRED                      EXERCISABLE/        EXERCISABLE/
        NAME           ON EXERCISE (#)   VALUE REALIZED     UNEXERCISABLE       UNEXERCISABLE
        ----           ---------------   --------------     -------------       -------------
Freeman A. Ford                0              N/A               112,250/0           87,250/0

Alex N. Watt                   0              N/A                72,950/0           47,950/0

David K. Harris                0              N/A                72,950/0           47,950/0

----------

(1) Based on the last reported sale price for the Company's Common Stock for the last trading day prior to 2001 fiscal year-end of $0.10, all outstanding options and warrants were underwater.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 20, 2002 by (1) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, (2) each director and nominee for director, (3) the named executive officers of the Company, and
(4) all current directors and executive officers as a group:

                                                                     SHARES OF COMMON STOCK
                                                                        BENEFICIALLY OWNED
                                                               ----------------------------------
                                                               NUMBER OF               PERCENT OF
NAME OF BENEFICIAL OWNER                                       SHARES(1)                 TOTAL(2)
------------------------                                       ---------               ----------
Freeman A. Ford....................................            2,111,096(3)               50.8%
c/o FAFCO, Inc.
435 Otterson Drive
Chico, California 95928

Alex N. Watt.......................................               95,136(4)                2.3%

David K. Harris....................................               87,199(5)                2.1%

Robert W. Selig, Jr................................               48,528(6)                1.2%

William A. Berry...................................               12,500(7)                 *

William F. Chisholm................................               28,750(8)                 *

David F. Ford......................................               56,300(9)                1.4%

Nancy I. Garvin....................................               35,907(10)                 *

All current directors and executive officers as a              2,475,416(11)              59.6%
   group (8 persons)

----------

* Less than 1%.

(1) Except as otherwise indicated in the footnotes to this table or as otherwise provided by community property laws, the beneficial owner has sole voting and investment power with respect to all shares.

(2)  Based on shares of Common Stock outstanding as of the February 20, 2002.

(3) Includes (i) 298,000 shares held of record by trusts for the benefit of Freeman Ford's children, for which he and his spouse serve as trustees and as to which shares he disclaims beneficial ownership, (ii) 449,344 shares jointly owned by Freeman Ford and his spouse, and (iii) 112,250 shares issuable upon exercise of options and warrants held by Freeman Ford exercisable within 60 days of the February 20, 2002.

(4) Includes (i) 72,950 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 held by Mr. Watt and
     (ii) 3,000 shares held by Mr. Watt and Sandra S. Watt as joint tenants.

(5) Includes 72,950 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 held by Mr. Harris.

(6) Includes (i) 15,000 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 held by Mr. Selig, and
     (ii) 5,700 shares held by trusts for the benefit of Mr. Selig's children, as to which he disclaims beneficial ownership.

(7) Includes 5,000 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 held by Mr. Berry.

(8) Includes (i) 6,000 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 by Mr. Chisholm and
     (ii) 18,750 shares jointly owned by Mr. Chisholm and his wife.

(9) Includes 36,938 shares issuable upon exercise of outstanding options held by David Ford exercisable within 60 days of the February 20, 2002.

(10) Includes (i) 23,800 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 held by Ms. Garvin.

(11) Includes (i) 281,950 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 held by four executive officers (one of whom is also a director), and (ii) 62,938 shares issuable upon exercise of outstanding options exercisable within 60 days of the February 20, 2002 held by four outside directors.

ITEM 13. Certain relationships and related transactions.

By virtue of his position as Chairman of the Board, President and Chief Executive Office of the Company and his beneficial ownership of approximately 50.8% of the Company's Common Stock as of the Record Date, Freeman A. Ford may be deemed to be a "parent" and/or "control person" of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended. Freeman A. Ford can elect a majority of the Board of Directors and controls any shareholder vote that does not require a supermajority with respect to which his shares are eligible to be voted. In addition, Freeman A. Ford, his son (David F. Ford) and his son-in-law (William Chisholm) comprise three out of five directors of the Company.

During 2000, Freeman A. Ford, David F. Ford (Freeman A. Ford's son) and Kimberley Ford Chisholm (Freeman A. Ford's daughter and William Chisholm's spouse) exercised options to purchase, at a purchase price of $0.125 per share, 240,000, 18,750 and 18,750 shares of FAFCO Common Stock, respectively.

During January 2002, the Company raised $500,000 in debt financing through the issuance of subordinated promissory notes (the "Notes"). The Notes have a term of three years and accrue interest at an annual rate of 10%, payable quarterly. The notes may be prepaid at any time. To the extent any Note is not prepaid by the first anniversary of the issuance date, the applicable interest rate will increase to 12% per annum.

 In connection with the issuance of the Notes, the Company issued warrants to purchase an aggregate of 100,000 shares of our common stock to the investors (the "Warrants"). The Warrants have an exercise price of $.125 per share and a term of three years from the date of issuance. To the extent that any Note has not been prepaid by the first anniversary of the issuance date, the Company is required to issue additional Warrants to purchase 1,000 shares of our common stock for each $10,000 of principal that remains outstanding.

Freeman A. Ford, our Chairman and Chief Executive Officer, and Diana V. Ford (Mr. Ford's wife) purchased $150,000 of the principal amount raised, and received Warrants to purchase 30,000 shares of common stock.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1.   Financial Statements

     The consolidated balance sheets for the years ended December 31, 2001 and 2000, the Consolidated Statement of Operations, of Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2001, and the notes thereto appear on pages 3 through 13 of the Annual Report.

     2.   Financial Statement Schedules

     The following schedule for the years ended December 31, 2001, 2000, and 1999 is included in this report. Such schedule should be read in conjunction with the consolidated financial statements in the Annual Report.

     Report of Independent Accountants on Financial Statement Schedule (see page
     19).

     Schedule II - Valuation and Qualifying Accounts and Reserves (see page 20).

     Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Index to Exhibits

     The following exhibits are filed as part of or incorporated by reference, to the extent indicated herein, in this Annual Report on Form 10-K.

EXHIBIT NO.    DESCRIPTION (FOOTNOTES APPEAR AT THE END OF THE EXHIBIT LIST)
-----------    ------------------------------------------------------------
3.1(1)         Articles of Incorporation, as amended.

3.2(3)         Bylaws, as amended.

3.2(a)(15)     Certificate of Amendment of Bylaws.

4.1            Reference Exhibits 3.1 and 3.2.

10.1           Reference Exhibit 4.1.

10.2(7)*       1981 Incentive Stock Option Plan.

10.3(7)*       Form of 1981 Incentive Stock Option Agreement.

10.4(1)        Standard Form of Distributor Agreement.

10.5(6)        Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.

10.6(11)*      1991 Stock Option Plan, as amended.

10.6(a)(8)*    Form of Stock Option Agreement used under the 1991 Stock Option Plan.

10.7(8)*       1991 Directors' Stock Option Plan.

10.7(a)(8)*    Form of Nonstatutory Stock Option Agreement used under 1991 Director's Stock Option Plan.

10.8(8)*       Employee Stock Purchase Plan.

10.8(a)(8)*    Form of Subscription Agreement used under Employee Stock Purchase Plan.

10.9(9)        Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems
               Engineering, as Licensee, dated January 1, 1993.

10.10(10)      Export - Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as
               Licensee, dated October 22, 1993.

10.11(14)      Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender,
               dated April 13, 2000.

10.11(a)(15)   Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               April 13, 2000.

10.11(b)(15)   Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated October 16, 2000.

10.11(c)(15)   Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated December 15, 2000.

10.11(d)(15)   Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender,
               dated May 15, 2000.

10.11(e)(15)   Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated May 9, 2001.

10.11(f)(15)   Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May
               15, 2000.

10.11(g)(15)   Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               January 26, 2001.

10.11(h)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               July 26, 2001.

10.12(11)      Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as
               Agent/Distributorship, dated December 10, 1994.

11.1           Computation of Earnings Per Share (see Note 11 of Notes to Consolidated Financial Statements
               on Registrant's 2001 Annual Report).

13.1           Registrant's 2001 Annual Report to Shareholders.

18.1(12)       Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.

21.1(13)       Subsidiaries of Registrant.

23.1           Consent of Independent Accountants

24.1           Power of Attorney (see page 21).

 *    Denotes a management contract or compensatory plan or arrangement.
--------------------------------------------------------------------------------

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

(14) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 2000.

(15) Previously Filed

-------------

(b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

(c)  Exhibits: See subsection (a) (3) above.

(d)  Financial Statement Schedules: See subsection (a) (2) above.

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors of FAFCO, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 8, 2002 appearing on page 14 of the 2001 Annual Report to Shareholders of FAFCO, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Burr, Pilger & Mayer, LLP
San Francisco, California

March 8, 2002

                                   FAFCO, INC.


                                    SCHEDULE
                                       II
                 Valuation and Qualifying Accounts and Reserves

                                      Balance at     Additions Charged
                                     Beginning of      to Costs and                     Balance at End of
Description                             Period           Expenses        Deductions           Period
-----------                          ------------    -----------------   ----------     -----------------
2001:

Allowance for doubtful accounts         $400,000          $79,600        $                   $479,600
  current accounts receivable
  short-term receivable
  long-term receivable

Warranty reserve                         287,700          141,500        177,200(2)           252,000

Deferred tax asset valuation
  allowance                               11,500                          11,500


2000

Allowance for doubtful accounts
  current accounts receivable           $317,800          $89,000         $6,800(1)          $400,000
  short-term receivable                   27,600                          27,600(1)
  long-term receivable                    31,700                          31,700(1)

Warranty reserve                         282,700          156,700        151,700(2)           287,700

Deferred tax asset valuation
  allowance                               29,600                          18,100               11,500


1999:

Allowance for doubtful accounts
  current accounts receivable           $536,300          $91,200       $309,700(1)          $317,800
  short-term receivable                                    27,600                              27,600
  long-term receivable                    29,300            2,400                              31,700

Warranty reserve                         232,200          177,000        126,500(2)           282,700

Deferred tax asset valuation
  allowance                              173,200                         143,600               29,600


(1)  Write-off of uncollectible accounts.

(2)  Cost of warranty claims processed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2002                   FAFCO, Inc.


                                        /s/ Freeman A. Ford
                                        ----------------------------------------
                                        Freeman A. Ford,
                                        Chairman of Board, President and
                                        Chief Executive Officer



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

        Signature                   Title                                Date
-------------------------    ------------------------------------      ---------------


/s/ Freeman A. Ford          Chairman of the Board, President and      March 28, 2002
------------------------     Chief Executive Officer  (Principal
Freeman A. Ford              Executive Officer) and Director



/s/ Nancy I. Garvin          Vice President, Finance  and              March 28, 2002
------------------------     Chief Financial Officer (Principal
Nancy I. Garvin              Financial and Accounting Officer)


/s/ William A. Berry         Director                                  March 28, 2002
------------------------
William A. Berry


/s/Robert W. Selig, Jr.      Director                                  March 28, 2002
------------------------
Robert W. Selig, Jr.


/s/ William Chisholm         Director                                  March 28, 2002
------------------------
William Chisholm


/s/David Ford                Director                                  March 28, 2002
------------------------
David Ford

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION (FOOTNOTES APPEAR AT THE END OF THE EXHIBIT LIST)
-----------    ------------------------------------------------------------
3.1(1)         Articles of Incorporation, as amended.

3.2(3)         Bylaws, as amended.

3.2(a)(15)     Certificate of Amendment of Bylaws.

4.1            Reference Exhibits 3.1 and 3.2.

10.1           Reference Exhibit 4.1.

10.2(7)*       1981 Incentive Stock Option Plan.

10.3(7)*       Form of 1981 Incentive Stock Option Agreement.

10.4(1)        Standard Form of Distributor Agreement.

10.5(6)        Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.

10.6(11)*      1991 Stock Option Plan, as amended.

10.6(a)(8)*    Form of Stock Option Agreement used under the 1991 Stock Option Plan.

10.7(8)*       1991 Directors' Stock Option Plan.

10.7(a)(8)*    Form of Nonstatutory Stock Option Agreement used under 1991 Director's Stock Option Plan.

10.8(8)*       Employee Stock Purchase Plan.

10.8(a)(8)*    Form of Subscription Agreement used under Employee Stock Purchase Plan.

10.9(9)        Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems
               Engineering, as Licensee, dated January 1, 1993.

10.10(10)      Export - Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as
               Licensee, dated October 22, 1993.

10.11(14)      Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender,
               dated April 13, 2000.

10.11(a)(15)   Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               April 13, 2000.

10.11(b)(15)   Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated October 16, 2000.

10.11(c)(15)   Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated December 15, 2000.

10.11(d)(15)   Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender,
               dated May 15, 2000.

10.11(e)(15)   Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender
               dated May 9, 2001.

10.11(f)(15)   Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May
               15, 2000.

10.11(g)(15)   Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               January 26, 2001.

10.11(h)       Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated
               July 26, 2001.

10.12(11)      Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as
               Agent/Distributorship, dated December 10, 1994.

11.1           Computation of Earnings Per Share (see Note 11 of Notes to Consolidated Financial Statements
               on Registrant's 2001 Annual Report).

13.1           Registrant's 2001 Annual Report to Shareholders.

18.1(12)       Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.

21.1(13)       Subsidiaries of Registrant.

23.1           Consent of Independent Accountants

24.1           Power of Attorney (see page 21).

 *    Denotes a management contract or compensatory plan or arrangement.

--------------------------------------------------------------------------------

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

(14) Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 2000.

(15) Previously Filed