Form 10-Q
period 2002-03-31
FAFCO INC
filed 2002-05-13
CIK 352956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number 0-10120

FAFCO, Inc.
(Exact name of Registrant as specified in its charter)

California	94-2159547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Otterson Drive, Chico, California 95928
(Address, including zip code, of Registrant’s principal executive offices)

(530) 332-2100
(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

At March 31, 2002, 3,855,591 shares of the Company’s Common Stock, $.125 par value were issued and outstanding.

Part 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

FAFCO, Inc.
CONSOLIDATED BALANCE SHEET

	March 31, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,300	$121,200
Accounts receivable, less allowance for doubtful accounts of $503,600 in 2002 and $479,600 in 2001	2,545,700	1,620,500
Inventories	1,169,100	1,171,800
Prepaid expenses and other current assets	257,600	174,200
Other accounts receivable, net of allowance	91,500	35,500
Deferred tax asset, net of allowance	249,600	249,600

Total current assets	4,334,800	3,372,800

Property, plant and equipment, at cost	8,379,700	8,190,400
Less accumulated depreciation and amortization	(2,209,500)	(2,079,500)

Net fixed assets	6,170,200	6,110,900

Other assets (net)	36,000	7,200
Deferred tax asset, net of allowance	565,200	565,200

Total assets	$11,106,200	$10,056,100

Liabilities and shareholders’ equity
Current Liabilities:
Bank line of credit	$648,100	$768,700
Notes payable to bank	291,300	282,600
Accounts payable and other accrued expenses	1,938,900	1,357,700
Accrued compensation and benefits	293,200	355,200
Accrued warranty expense	268,000	252,000
Income tax payable	19,900
Other current liabilities		3,100

Total current liabilities	3,459,400	3,019,300

Mortgage	3,332,000	3,340,000
Notes payable to bank	363,700	432,200
Subordinated debt	500,000
Other non-current liabilities	43,600	35,400

Total liabilities	$7,698,700	$6,826,900

Commitments and contingent liabilities
Shareholders’ equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued
Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,855,591 issued and outstanding in 2002 and in 2001.	481,900	481,900
Capital in excess of par value	5,137,300	5,108,500
Notes receivable secured by common stock	(75,100)	(75,100)
Accumulated deficit	(2,136,600)	(2,286,100)

Total shareholders’ equity	$3,407,500	$3,229,200

Total liabilities and shareholders’ equity	$11,106,200	$10,056,100

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$3,752,600	$2,862,600
Other income (net)	(17,100)	(38,200)

Total revenues	3,735,500	2,824,400

Cost of goods sold	2,237,900	1,663,800
Marketing & selling expense	702,400	584,700
General & administrative expense	408,000	406,600
Research & development expense	69,200	54,500
Net interest expense	115,200	85,600

Total costs and expenses	3,532,700	2,795,200

Income before income taxes	202,800	29,200
Provision for income taxes	53,300	7,700

Net income	$149,500	$21,500

Basic earnings net income per share	$0.04	$0.01
Diluted net income per share	$0.04	$0.01

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flow from operating activities:
Net income	$149,500	$21,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	130,000	65,000
Write offs and allowance for doubtful accounts	24,100	13,300
Change in assets and liabilities:
Accounts receivable	(1,005,300)	(282,000)
Inventories	2,700	64,200
Prepaid expenses and other assets	(83,400)	(52,000)
Payables, accrued expenses and other current liabilities	552,000	216,900
Other non-current liabilities	8,200

Net cash (used in) provided by operations	(222,200)	46,900

Cash flow from investing activities:
Purchase of fixed assets	(189,300)	(500,100)

Net cash used in investing activities	(189,300)	(500,100)

Cash flow from financing activities:
Proceeds from exercise of stock options		5,000
Proceeds of subordinated debt issuance	500,000
Proceeds from bank line of credit	834,400	937,900
Repayment of bank line of credit	(955,000)	(844,500)
Proceeds from notes payable to bank		460,100
Repayment of notes payable to bank	(59,800)	(34,000)
Repayment of mortgage	(8,000)	(3,900)

Net cash provided by financing activities	311,600	520,600

Net (decrease) increase in cash and cash equivalents	(99,900)	67,400
Cash and cash equivalents, beginning of period	121,200	10,100

Cash and cash equivalents, end of period	$21,300	$77,500

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$103,000	$109,400

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. This information is unaudited; however, in the opinion of the Company’s management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company’s audited annual financial statements for the year ended December 31, 2001, included in its 2001 Annual Report to Shareholders.

2. Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost or market, determined on a first in, first out (FIFO) basis, and consists of the following.

	March 31, 2002	December 31, 2001

Raw materials	$647,100	$515,700
Work in process	213,600	230,200
Finished goods	308,400	425,900

	$1,169,100	$1,171,800

4. The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $351,900 at March 31, 2002. Amounts borrowed bear interest at prime rate plus 1.5% (6.25% at March 31, 2002) per annum and are secured by substantially all the assets of the Company. At April 11, 2002, this line of credit was increased to $1,500,000. This line of credit expires on August 10, 2002. At March 31, 2002, the Company had complied with or obtained waivers for compliance with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan in the amount of $445,000 bearing interest at prime plus 1.5% (6.25% at March 31, 2002). At March 31, 2002, the Company had an outstanding balance of $184,200 on this loan facility. The Company also has a 60- month term loan available in the amount of $500,000 bearing interest at prime plus 1.5% (6.25% at March 31, 2002). At March 31, 2002, the Company had an outstanding balance of $432,100 on this loan facility.

The Company also has a $3,400,000 mortgage loan with a maturity date of June 10, 2030. Principal and interest at 9.05% are amortized over a 29 1/2 year term from January 10, 2001. The pricing is fixed for five-year increments. The interest rate will be changed on June 10th of those five-year periods to accrue at prime plus .05%. The balance on this mortgage at March 31, 2002 was $3,370,700.

During January 2002, the Company issued $500,000 in principal amount of subordinated notes, accompanied by warrants to purchase up to 200,000 shares of the common stock of the company. The warrants have an exercise price of $0.125 per share. The Company recorded $28,800 as a discount and additional paid in capital for the deemed fair value of the warrants. The discount is being amortized over the term of the notes. The three-year notes bear interest, payable quarterly, at an initial annual rate of 10%, and 12% for all periods after the first anniversary of the date of the notes. The notes are subordinated to bank borrowings and other secured indebtedness for money borrowed. The Company may at its option call the notes for redemption at any time with ten (10) days notice. Holders of the notes are entitled to certain rights with respect to registration of the common stock issuable upon exercise of the warrants.

Part I — FINANCIAL INFORMATION (continued)

5. Net Income Per Share

Basic earnings per share were calculated as follows:

	Quarter Ended March 31

	2002	2001

Net income	$149,500	$21,500
Average common shares outstanding	3,855,591	3,842,347

Earnings per share	$0.04	$0.01

Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:

	Quarter Ended March 31

	2002	2001

Adjusted net income	$149,500	$21,500
Average common shares outstanding	3,855,591	3,842,347
Add: Exercise of options reduced by the number of shares purchased with proceeds	131,966
Add: Exercise of warrants reduced by the number of shares purchased with proceeds	65,742	30,927
Add: Exercise of warrants attached to debt reduced by the number of shares purchased with proceeds	68,750
Adjusted weighted average shares outstanding	4,122,049	3,873,274

Earnings per common share assuming dilution	$0.04	$0.01

6. Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

	Quarter Ended March 31

	2002	2001

Product Line
Net Sales
Pool Products	$2,895,600	$2,248,700
Thermal Energy Storage Products	857,000	613,900

	$3,752,600	$2,862,600

Geographic information for revenues and long-lived assets are as follows:

	Quarter Ended March 31

	2002	2001

Net Sales
Domestic	$3,226,900	$2,342,000
Foreign
Japan	309,200	96,700
Other	216,500	423,900

	$3,752,600	$2,862,600

Part I — FINANCIAL INFORMATION (continued)

	March 31, 2002	March 31, 2001

Long-lived assets
Domestic	$6,170,200	$5,779,100

For the three months ended March 31, 2002, the Company had no major customers who accounted for 10% or more of sales.

For the three months ended March 31, 2001, the Company had one major customer who accounted for 10% or more of sales totaling $321,200.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located in California, Florida and foreign countries. As of March 31, 2002, unsecured trade accounts receivable for customers in California, Florida, and foreign countries were $617,900, $1,074,600, and $406,100.

7. Property, plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2002	December 31, 2001

Building	$3,679,100	$3,679,100
Land	550,400	550,400
Machinery and equipment	2,754,200	2,590,900
Office and computer equipment	474,900	474,900
Leasehold improvements	585,200	585,200
Vehicles	335,900	309,900

	$8,379,700	$8,190,400
Less accumulated depreciation and amortization	(2,209,500)	(2,079,500)

	$6,170,200	$6,110,900

Item 2

FAFCO, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Results of Operations

Net sales for the quarter ended March 31 increased by 31.1% to $3,752,600 in 2002 from $2,862,600 in 2001. This increase was due to increased unit sales of the Company’s pool products and of the Company’s domestic IceStor™ products.

Cost of goods sold increased to $2,237,900 (59.6% of net sales) in the first quarter of 2002 compared with $1,663,800 (58.1% of net sales) in the first quarter of 2001. This increase in absolute dollars was due to increased sales while the increase as a percentage of sales was due primarily to higher sales of the Company’s lower margin Above Ground Pool System products.

Marketing and selling expenses increased to $702,400 (18.7% of net sales) in the first quarter of 2002 compared with $584,700 (20.4% of net sales) in the first quarter of 2001. This increase in absolute dollars was due to costs associated with higher sales, such as commissions, freight, and advertising; the decrease as a percent of sales was due to the higher sales volume in 2002 compared with 2001.

Part I — FINANCIAL INFORMATION (continued)

General and administrative expenses remained stable in absolute dollars at $408,000 for the first quarter of 2002 compared with $406,600 in the first quarter of 2001, but decreased as a percent of net sales to 10.9% for the first quarter of 2002 from 14.2% in 2001. The decrease as a percent of net sales was due to higher sales volume in 2002 compared with 2001.

Research and development expenses decreased to $69,200 (1.8% of net sales) in the first quarter of 2002 from $54,500 (1.9% of net sales) in the first quarter of 2001.

Net interest expense increased to $115,200 (3.1% of net sales) in the first quarter of 2002 from $85,600 (3.0% of net sales) in the first quarter of 2001. This increase was due primarily to interest related to the Company’s subordinated debt.

Liquidity and Capital Resources

The Company’s cash position decreased to $21,300 at March 31, 2002 from $121,200 at December 31, 2001 principally due to receipt of payment for a large order in late December.

At March 31, 2002, the Company’s accounts payable and other accrued expenses had increased to $1,938,900 from $1,357,700 at December 31, 2001. This increase was primarily due to increased purchases to support the increase in sales.

At March 31, 2002, the Company’s net accounts receivable had increased to $2,545,700 from $1,620,500 at December 31, 2001 due mainly to the Company’s “Early Buy” program for Above Ground Pool systems combined with increased sales of the Company’s other products.

At March 31, 2002, the Company’s inventories remained constant at $1,169,100 relative to $1,171,800 at December 31, 2001.

At March 31, 2002, the Company’s current ratio was 1.25 to 1 compared with 1.12 to 1 at December 31, 2001. The Company had working capital of $875,400 at March 31, 2002 compared with $353,500 at December 31, 2001. Total assets exceeded total liabilities by $3,407,500 at March 31, 2002 compared with $3,229,200 at December 31, 2001.

At March 31, 2002, total bank debt (line of credit plus term loan plus mortgage) had decreased to $4,635,100 from $4,823,500 at December 31, 2001.

The Company believes that its cash flow from operations along with its available line of credit will be sufficient to support operations during the next twelve months.

Part II — OTHER INFORMATION

Item 5 — Other Information

The following table summarizes the outstanding securities during the quarter ended March 31, 2002.

Shares

Common Stock: authorized 10,000,000 shares of $.125 par value; issued and outstanding at December 31, 2001, as reported in the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001.	3,855,591
Issued during the quarter

Outstanding at March 31, 2002	3,855,591

Part II — OTHER INFORMATION (continued)

Item 6 — Exhibits and Reports on Form 8-K

a. Exhibits

     None

b. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAFCO, Inc. (Registrant)

DATE: May 10, 2002	BY:	/s/Nancy I. Garvin
Nancy I. Garvin, Vice President — Finance (Principal Financial and Accounting Officer)