Form 10-Q
period 2002-06-30
FAFCO INC
filed 2002-08-14
CIK 352956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ____________

Commission file number 0-10120

FAFCO, Inc.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2159547 (I.R.S. Employer Identification No.)

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

Yes [X]       No [   ]

At August 10, 2002, 3,855,591 shares of the Company’s Common Stock, $.125 par value were issued and outstanding.

Part 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

FAFCO, Inc.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,200	$121,200
Accounts receivable, less allowance for doubtful accounts of $460,600 in 2002 and $479,600 in 2001	2,774,900	1,620,500
Inventories	1,439,600	1,171,800
Prepaid expenses and other current assets	271,300	174,200
Other accounts receivable, net of allowance	14,800	35,500
Deferred tax asset, net of allowance	249,600	249,600

Total current assets	4,765,400	3,372,800

Property, plant and equipment, at cost	8,415,300	8,190,400
Less accumulated depreciation and amortization	(2,353,200)	(2,079,500)

Net fixed assets	6,062,100	6,110,900

Other assets (net)	31,200	7,200
Deferred tax asset, net of allowance	312,500	565,200

Total assets	$11,171,200	$10,056,100

Liabilities and shareholders’ equity
Current Liabilities:
Bank line of credit	$392,600	$768,700
Notes payable to bank	277,000	282,600
Accounts payable and other accrued expenses	1,859,900	1,357,700
Accrued compensation and benefits	445,700	355,200
Accrued warranty expense	262,500	252,000
Other current liabilities		3,100

Total current liabilities	3,237,700	3,019,300

Mortgage	3,325,400	3,340,000
Notes payable to bank	317,700	432,200
Subordinated debt	500,000
Other non-current liabilities	38,800	35,400

Total liabilities	$7,419,600	$6,826,900

Commitments and contingent liabilities
Shareholders’ equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued
Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,855,591 issued and outstanding as of June 30, 2002 and December 31, 2001	$481,900	$481,900
Capital in excess of par value	5,137,300	5,108,500
Notes receivable secured by common stock	(75,100)	(75,100)
Accumulated deficit	(1,792,500)	(2,286,100)

Total shareholders’ equity	$3,751,600	$3,229,200

Total liabilities and shareholders’ equity	$11,171,200	$10,056,100

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION — Item 1 (continued)

FAFCO, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net sales	$4,520,200	$4,026,200	$8,272,800	$6,888,800
Other income (net)	(6,800)	36,000	(23,900)	(2,200)

Total revenues	4,513,400	4,062,200	8,248,900	6,886,600

Cost of goods sold	2,515,900	2,247,600	4,753,800	3,911,400
Marketing and selling expense	670,900	654,900	1,373,300	1,239,700
General and administrative expense	517,600	480,300	925,600	886,800
Research and development expense	95,100	29,300	164,300	83,800
Net interest expense	118,100	140,900	233,300	226,500

Total costs and expenses	3,917,600	3,553,000	7,450,300	6,348,200

Income before income taxes	595,800	509,200	798,600	538,400
Provision for income taxes	251,700	133,800	305,000	141,500

Net income	$344,100	$375,400	$493,600	$396,900

Basic net income per share	$0.09	$0.10	$0.13	$0.10
Diluted net income per share	$0.08	$0.10	$0.12	$0.10

Average shares outstanding	3,855,591	3,854,791	3,855,591	3,854,791

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flow from operating activities:
Net income	$493,600	$396,900
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	278,600	138,100
Write offs and allowance for doubtful accounts	60,500	32,500
Change in assets and liabilities:
Accounts receivable	(1,194,200)	(483,200)
Inventories	(267,800)	221,000
Prepaid expenses and other assets	(97,200)	(46,800)
Deferred tax assets	252,700
Payables, accrued expenses and other	600,100	364,900
Other non-current liabilities	3,400	10,200

Net cash provided by operation activities	129,700	633,600

Cash flow from investing activities:
Purchase of fixed assets	(224,900)	(802,400)

Net cash used in investing activities	(224,900)	(802,400)

Cash flow from financing activities:
Proceeds from exercise of stock options		5,000
Proceeds of subordinated debt issuance	500,000
Proceeds from bank line of credit	1,913,900	1,206,600
Repayment of bank line of credit	(2,290,000)	(1,464,500)
Proceeds from notes payable to bank		499,500
Repayment of notes payable to bank	(120,100)	(74,700)
Repayment of mortgage	(14,600)	(6,800)

Net cash provided by financing activities	(10,800)	165,100

Net decrease in cash and cash equivalents	(106,000)	(3,700)
Cash and cash equivalents, beginning of period	121,200	10,100

Cash and cash equivalents, end of period	$15,200	$6,400

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$223,000	$224,800
Non-Cash Financing Activity
In January 2002, the company recorded $28,800, the deemed fair value of the warrants to purchase common shares with the issuance of the subordinated notes. See Note 4.

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying financial statements of FAFCO, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of the Company’s management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 2002, are not necessarily indicative of results to be expected for the entire year. These financial statements, notes, and analyses should be read in conjunction with the Company’s audited annual financial statements for the year ended December 31, 2001, included in its 2001 Annual Report to Shareholders.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard establishes a new model for accounting for derivatives and hedging activities. There is no derivative and hedging activity within the Company.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS no. 141, “Accounting for Business Combinations.” This statement requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets with adoption required no later than fiscal year 2003.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

2. Net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. (See Note 5)

3. Inventories are valued at the lower of cost, determined on a first in, first out (FIFO) basis, or market, and consist of the following.

	June 30, 2002	December 31, 2001

Raw materials	$869,600	$515,700
Work in process	289,400	230,200
Finished goods	280,600	425,900

	$1,439,600	$1,171,800

Part I — FINANCIAL INFORMATION — Item 1 (continued)

4. The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. At April 11, 2002, at the Company’s request, this line of credit was increased to $1,500,000 to cover seasonal borrowing needs. Unused borrowing capacity was $1,107,400 at June 30, 2002. Amounts borrowed bear interest at prime rate plus 1.5% (6.25% at June 30, 2002) per annum and are secured by substantially all the assets of the Company. This line of credit has been renewed with a maximum borrowable amount of $1,000,000 and expires on August 10, 2003. At June 30, 2002 , the Company had complied with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000 bearing interest at prime plus 1.5% (6.25% at June 30, 2002). At June 30, 2002, the Company had an outstanding balance of $144,900 on this loan facility. The Company also has a 60-month term loan facility in the amount of $500,000 bearing interest at prime plus 1.5% (6.25% at June 30, 2002). At June 30, 2002, the Company had an outstanding balance of $410,300 on this loan facility.

The Company also has a $3,400,000 mortgage loan with a maturity date of June 10, 2030. Principal and interest at 9.05% are amortized over a 29 1/2 year term from January 10, 2001. The interest rate is fixed for five-year increments. The interest rate will be changed on June 10th of each fifth year to the current prime rate plus .05%. The balance on this mortgage at June 30, 2002 was $3,364,900. The loan is secured by the Company’s office and manufacturing facilities.

In January 2002, the Company issued $500,000 in principal amount of subordinated notes, accompanied by warrants to purchase up to 200,000 shares of the common stock of the company. The warrants have an exercise price of $0.125 per share. The Company recorded $28,800 as a discount and additional paid in capital for the deemed fair value of the warrants. The discount is being amortized over the term of the notes. The three-year notes bear interest, payable quarterly, at an initial annual rate of 10%, increasing to 12% for all periods after the first anniversary of the date of the notes. The notes are subordinated to bank borrowings and other secured indebtedness for money borrowed. The Company may at its option call the notes for redemption at any time with ten (10) days notice. Holders of the notes are entitled to certain rights with respect to registration of the common stock issuable upon exercise of the warrants. The Chairman and Chief Executive Officer of the Company and his spouse purchased notes with a principal amount of $150,000 in this offering, and received warrants to purchase 30,000 shares of common stock.

5. Net Income Per Share

Basic earnings per share were calculated as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net income	$344,100	$396,900	$493,600	$375,400
Average common shares outstanding	3,855,591	3,854,791	3,855,591	3,854,791

Earnings per share	$0.09	$0.10	$0.13	$0.10

Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Part I — FINANCIAL INFORMATION — Item 1 (continued)

Diluted earnings per share were calculated as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Adjusted net income	$344,100	$375,400	$493,600	$396,900
Average common shares outstanding	3,855,591	3,854,791	3,855,591	3,854,791
Add: Exercise of options reduced by the number of shares purchasable with proceeds	132,633	81,183	140,435	131,438
Add: Exercise of warrants reduced by the number of shares purchasable with proceeds	61,875	6,187	69,154	45,375
Add: Exercise of warrants attached to debt reduced by the number of shares purchasable with proceeds	66,667		70,588

Adjusted weighted average shares outstanding	4,116,766	3,942,161	4,135,769	4,031,604

Earnings per common share assuming full dilution	$0.08	$0.10	$0.12	$0.10

At June 30, 2002, options and warrants for the purchase of 155,500 shares of common stock at prices ranging from $0.50 to $0.56 were antidilutive and therefore not included in the computation of diluted earnings per share. At June 30, 2001, options and warrants for the purchase of 236,000 shares of common stock at prices ranging from $0.125 to $0.625 were antidilutive and therefore not included in the computations of diluted earnings per share.

6. Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

	Quarter Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Product Line
Net Sales
Pool Products	$3,237,500	$3,423,400	$6,133,100	$5,672,100
Thermal Energy Products	1,282,700	602,800	2,139,700	1,216,700

	$4,520,200	$4,026,200	$8,272,800	$6,888,800

Part I — FINANCIAL INFORMATION — Item 1 (continued)

Geographic information for revenues and long-lived assets are as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Sales
Domestic	$3,518,400	$3,491,300	$6,745,300	$5,833,300
Foreign
Japan	703,900	281,700	1,013,100	378,400
Other	297,900	253,200	514,400	677,100

	$4,520,200	$4,026,200	$8,272,800	$6,888,800

	June 30, 2002	December 31, 2001

Long-lived assets
Domestic	$6,062,100	$6,110,900
Foreign

For the six months ended June 30, 2002, the Company had one major customer who individually accounted for 10% or more of sales totaling $1,013,100. For the quarter ended June 30, 2002, the Company had one major customer who individually accounted for 10% or more of sales totaling $703,900. For the six months ended June 30, 2001, the Company had no single customer who accounted for 10% or more of the sales. For the quarter ended June 30, 2001, the Company had on major customer who individually accounted for 10% or more of sales totaling $321,200.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located in California, Florida and foreign countries. As of June 30, 2002, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $801,400; $1,033,700; and $503,800 respectively.

7. Property, Plant, and Equipment

Property, plant and equipment consist of the following:

	June 31, 2002	December 31, 2001

Building	$3,679,100	$3,679,100
Land	550,400	550,400
Machinery and equipment	2,789,800	2,590,900
Office and computer equipment	474,900	474,900
Leasehold improvements	585,200	585,200
Vehicles	335,900	309,900

	$8,415,300	$8,190,400
Less accumulated depreciation and amortization	(2,353,200)	(2,079,500)

	$6,062,100	$6,110,900

Part I — FINANCIAL INFORMATION (continued)

Item 2

FAFCO, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties, including, among other things, the uncertainties associated with forecasting future revenues, costs and expenses. Our actual results may differ materially from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Factors that might cause such a difference include, but are not limited to, those discussed below and under “Factors Affecting Future Results”. We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report and in other reports and documents filed from time to time with the Securities and Exchange Commission.

Results of Operations

Net sales for the quarter ended June 30 increased by 12.3% to $4,520,200 in 2002 from $4,026,200 in 2001 and increased by 20.1% to $8,272,800 in the first half of 2002 from $6,888,800 in the corresponding period in 2001. This increase was due to increased unit sales of the Company’s pool products and of the Company’s domestic IceStor products.

Cost of goods sold increased to $2,515,900 (55.7% of net sales) in the quarter ended June 30, 2002 from $2,247,600 (55.8% of net sales) in the corresponding period in 2001. For the first half of 2002 cost of goods sold increased to $4,753,800 (57.5% of net sales) from $3,911,400 (56.8% of net sales) in 2001. These increases in absolute dollars were due to increased sales while the increases as a percentage of sales were due primarily to higher sales of the Company’s lower margin products.

Marketing and selling expenses remained relatively stable for the second quarter at $670,900 (14.8% of net sales) in 2002 compared with $654,900 (16.3% of net sales) in 2001. Marketing and selling expenses increased in absolute dollars to $1,373,300 (16.6% of net sales) for the first six months of 2002 compared with $1,239,700 (18.0% of net sales) for the corresponding period in 2001 due to costs associated with higher sales, such as commissions, freight, and advertising along with increased costs related to operating the Company’s retail office in Tampa, Florida. The decreases as a percent of sales were due to the higher sales volume in 2002 compared with 2001.

General and administrative expenses remained relatively stable at $517,600 (11.5% of net sales) for the second quarter of 2002 compared with $480,300 (11.9% of net sales) in the second quarter of 2001, and at $925,600 (11.2% of net sales) for the first six months of 2002 compared with $886,200 (12.9% of net sales) for the corresponding period in 2001. The decreases as a percent of net sales were due to the higher sales volumes in 2002 compared with 2001.

Research and development expenses increased to $95,100 (2.1% of net sales) in the second quarter of 2002 from $29,300 (0.7% of net sales) in the second quarter of 2001, and to $164,300 (2.0% of net sales) for the first six months of 2002 compared with $83,800 (1.2% of net sales) for the corresponding period in 2001.

Part I — FINANCIAL INFORMATION — Item 2 (continued)

These increases were due to the fact that the majority of engineering projects for 2002 are expensed projects whereas engineering costs in 2001 related mainly to capital equipment projects.

Net interest expense decreased to $118,100 (2.6% of net sales) in the second quarter of 2002 from $140,900 (3.5% of net sales) in the second quarter of 2001 and increased slightly to $233,300 (2.8% of net sales) for the first six months of 2002 compared with $226,500 (3.3% of net sales) for the corresponding period in 2001.

Liquidity and Capital Resources

The Company’s cash position decreased from $121,200 at 2001 fiscal year end to $15,200 at June 30, 2002 principally due to investing activities (purchase of fixed assets) offset in part by cash flow from operations.

At June 30, 2002, the Company’s net accounts receivable had increased to $2,774,900 from $1,620,500 at December 31, 2001 due to a general increase in sales for the year.

At June 30, 2002, the Company’s net inventories had increased to $1,439,600 from $1,171,800 at December 31, 2001. This increase in inventory (to accommodate orders for 3rd quarter shipments of the Company’s IceStor products) was offset in part by a decrease resulting from increased sales.

At June 30, 2002, the Company’s accounts payable and other accrued expenses had increased to $1,859,900 from $1,357,700 at December 21, 2001. This increase is primarily due to increased purchases to support the increase in sales.

At June 30, 2002, the Company’s accrued compensation and benefits increased to $445,700 from $355,200 at December 31, 2001 due to a build-up in the vacation accrual account along with an accrual for profit sharing that was paid out in July.

The Company’s current ratio was 1.47:1.00 compared to 1.12:1.00 at December 31, 2001. The Company had working capital of $1,527,700 at June 30, 2002 compared with $353,500 at December 31, 2001. Total assets exceeded total liabilities by $3,751,600 at June 30, 2002 compared with $3,229,200 at December 31, 2001.

At June 30, 2002, total bank debt (line of credit plus term loan plus mortgage) had decreased to $4,312,700 from $4,823,500 at December 31, 2001.

The Company believes that its cash flow from operations, together with bank borrowing and issuance of $500,000 in convertible subordinated notes as discussed in Note 4, will be sufficient to support operations during the next twelve months. The foregoing statement of how long the Company’s capital resources are expected to last is a forward-looking statement involving risks and uncertainties, including the amount of the Company’s sales and ability of the Company to control its operating expenses. If sales decline from current levels additional debt or equity financing may be required. There can be no assurance that financing, if required, would be available on favorable terms or at all or that such financing would not significantly dilute the ownership interests and rights of existing shareholders. The company has a line of credit, of which $392,600 had been utilized and $1,107,400 remained available at June 30, 2002. This line of credit has been renewed with a maximum borrowable amount of $1,000,000 and expires on August 10, 2003.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000, bearing interest at prime plus 1.5%. At June 30, 2002, the Company had an outstanding balance of $144,900 on this loan facility.

The company also has a 60-month term loan facility available in the amount of $500,000 bearing interest at prime plus 1.5%. At June 30, 2002, the Company had outstanding balance of $401,300 on this loan facility.

The company has outstanding promissory notes with an aggregate principle amount of $500,000 (“the Notes”). The principle amount of the Notes is due and payable in January 2005. Interest is payable quarterly at a rate of 10% per annum, increasing to 12% annum starting January 2003.

Factors Affecting Future Results

U.S. Economic Conditions: A protracted U.S. recession would adversely impact new housing and commercial construction in our largest market, which in turn would cause us to miss our revenue growth goals.

Asian Economic Conditions: Sales in these Asian countries account for virtually all our international sales, and contribute a significant portion of our overall revenues. In the event that these economics experience declining growth or accelerated contraction in 2002, our sales in this region will be adversely impacted.

Growth of U.S. Thermal Energy Storage (TES) Market: Our ability to increase sales of our thermal energy storage products is dependent on growth in the overall market because opportunities for market share growth are limited. An extended recession in the general economy, a general decline in construction of commercial properties or a decline in energy prices would all adversely affect demand for thermal energy storage systems.

Growth of California TES Market: California is our single largest domestic market and the single largest potential source of increased revenues in 2002. A substantial abatement of the energy crisis in California or a further worsening of economic conditions in California would adversely impact projected demand for our products.

Destabilizing Incidents: Additional destabilizing events such as terrorist attacks or overseas conflicts, if they occur, could disrupt our supply chain, increase our materials cots, reduce demand for our products, and otherwise negatively impact our operating results.

Materials Prices: Raw materials including resins account for a major portion of our cost of sales. Any increase in these prices because of supply shortages or otherwise would reduce our operating margins and adversely impact our profitability.

Export sales are subject to certain controls and restrictions, including tariffs and import duties and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions. However, the Company has not experienced any material difficulties in the past relating to such limitations.

Part II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

a.	The Annual Meeting of Shareholders was convened on June 7, 2002. Certain business was conducted at that time, including the voting on items (1), (2), and (3) set forth under subsection (c) below.

b.	The following directors were elected at the meeting:

Freeman A. Ford William A. Berry Robert W. Selig, Jr. David F. Ford William F. Chisholm

c.	The matters voted upon at the meeting results of the vote with respect to those matters were as follows:

		For	Withheld	Result

(1)	Election of Directors
	Freeman A. Ford	2,739,741	1,300	Elected
	William A. Berry	2,738,766	2,275	Elected
	Robert W. Selig, JR	2,738,666	2,375	Elected
	David F. Ford	2,645,695	95,346	Elected
	William F. Chisholm	2,645,795	95,246	Elected

		For	Against	Abstain	Not Voted

(2)	Adoption of the 2002 Stock Option Plan.	2,441,435	19,420	200	279,986

		For	Against	Abstain

(3)	Ratification of Burr, Pilfer & Mayer as the Company’s independent auditors for the fiscal year 2002.	2,739,616	1,200	225

The foregoing matters are described in detail in the Registrant’s definitive proxy statement dated April 29, 2002 for the Annual Meeting of Shareholders held on June 7, 2002.

Item 6 — Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part, to the extent indicated herein, in the Form 10-Q:

Exhibit	Description

99.1	Certification of chief executive officer and chief financial officer

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAFCO, Inc. (Registrant)

DATE: August 13, 2002	BY:	/s/Nancy I. Garvin

Nancy I. Garvin, Vice President — Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of chief executive officer and chief financial officer