Form 10-Q
period 2002-09-30
FAFCO INC
filed 2002-11-14
CIK 352956

- 1 - - 1 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

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

Yes   X     No

At November 13, 2002, 3,855,591 shares of the Company’s Common Stock, $.125 par value were issued and outstanding.

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

FAFCO, Inc.

CONSOLIDATED BALANCE SHEET

September 30, 2002 (unaudited)		December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$16,200	$121,200
Accounts receivable, less allowance for doubtful accounts of $488,200 in 2002 and $479,600 in 2001	2,012,600	1,620,500
Inventories	1,439,200	1,171,800
Prepaid expenses and other current assets	242,500	174,200
Other accounts receivable, net of allowance	87,000	35,500
Deferred tax asset, net of allowance	249,600	249,600
Total current assets	4,047,100	3,372,800
Property, plant and equipment, at cost	8,461,400	8,190,400
Less accumulated depreciation and amortization	(2,478,200)	(2,079,500)
Net fixed assets	5,983,200	6,110,900
Other assets (net)	28,800	7,200
Deferred tax asset, net of allowance	273,800	565,200
Total assets	$10,332,900	$10,056,100
Liabilities and shareholders’ equity
Current Liabilities:
Bank line of credit	$134,600	$768,700
Notes payable to bank	237,600	282,600
Accounts payable and other accrued expenses	1,367,300	1,357,700
Accrued compensation and benefits	347,500	355,200
Accrued warranty expense	259,600	252,000
Other current liabilities	---	3,100
Total current liabilities	2,346,600	3,019,300
Mortgage Notes payable to bank	3,318,700 295,400	3,340,000 432,200
Subordinated debt	500,000	---
Other non-current liabilities	32,600	35,400
Total liabilities	$6,493,300	$6,826,900
Commitments and contingent liabilities
Shareholders’ equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued
Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,855,591 issued and outstanding as of September 30, 2002 and December 31, 2001.	$481,900	$481,900
Capital in excess of par value	5,137,300	5,108,500
Notes receivable secured by common stock	(75,100)	(75,100)
Accumulated deficit	(1,704,500)	(2,286,100)
Total shareholders’ equity	$3,839,600	$3,229,200
Total liabilities and shareholders’ equity	$10,332,900	$10,056,100
The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION - Item 1 (continued)

FAFCO, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2002		2001	2002	2001

Net sales	$3,495,200		$2,653,100	11,768,000	$9,541,900
Other income (net)	49,800		53,400	25,900	51,200

Total revenues	$3,545,000		$2,706,500	11,793,900	$9,593,100

Cost of goods sold	2,197,800		1,668,600	6,951,600	5,580,000
Marketing and selling expense	577,500		624,900	1,950,800	1,864,600
General and administrative expense	443,900		435,500	1,369,500	1,322,300
Research and development expense	80,600		95,100	244,900	178,900
Net interest expense	111,400		107,500	344,700	334,000

Total costs and expenses	$3,411,200		$2,931,600	10,861,500	$9,279,800

Income (loss) before taxes	133,800		(225,100)	932,400	313,300
Provision for (benefit) income taxes	45,800		(86,100)	350,800	55,400

Net income (loss)	$88,000	$	(139,000)	581,600	$257,900

Basic net income (loss) per share	$0.02	$	(0.04)	0.15	$0.07
Diluted net income (loss) per share	$0.02	$	(0.04)	0.14	$0.06
Average shares outstanding	3,855,591		3,850,673	3,855,591	3,854,791

The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION (continued)

FAFCO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30 March 31,
	2002	2001
Cash flow from operating activities:
Net income	$581,600	$257,900
Adjustments to reconcile net income to net cash provided by (used in operating activities:
(used in) operating activities:
Depreciation and amortization	421,600	322,300
Write offs and allowance for doubtful accounts Provision for inventory reserve	92,468	44,800
Gain on sale of fixed assets	(600)	---
Change in assets and liabilities:
Accounts receivable	(536,068)	4,300
Inventories	(267,400)	47,100
Prepaid expenses and other assets	(68,300)	(53,400)
Deferred tax assets	291,400	---
Payables, accrued expenses and other current liabilities	6,400	(67,700)
Other non-current liabilities	(2,800)	10,200
Net cash provided by operation activities	518,300	565,500
Cash flow from investing activities:
Purchase of fixed assets	(286,700)	(1,120,100)
Proceeds from sale of fixed assets	600	---
Net cash used in investing activities	(286,100)	(1,120,100)
Cash flow from financing activities:
Proceeds from exercise of stock options	---	5,000
Proceeds of subordinated debt issuance	500,000	---
Proceeds from bank line of credit	3,032,200	2,104,000
Repayment of bank line of credit	(3,666,300)	(1,914,500)
Proceeds from notes payable to bank	---	499,500
Repayment of notes payable to bank	(181,800)	(97,200)
Repayment of mortgage	(21,300)	(12,900)
Net cash (used in) provided by financing activities	(337,200)	583,900
Net decrease in cash and cash equivalents	(105,000)	29,300
Cash and cash equivalents, beginning of period	121,200	10,100
Cash and cash equivalents, end of period	$16,200	$39,400

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$334,600	$331,000

Non-Cash Financing Activity

     In January 2002, the company recorded $28,800, the deemed fair value of the warrants to purchase common shares with the issuance of the subordinated notes.  See Note 4.

The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION (continued)

FAFCO, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The accompanying financial statements of FAFCO, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of the Company’s management, all adjustments necessary for a fair statement of results for the periods presented have been included.  The results for the period ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year.  These financial statements, notes, and analyses should be read in conjunction with the Company’s audited annual financial statements for the year ended December 31, 2001, included in its 2001 Annual Report to Shareholders.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141,  “Accounting for Business Combinations.”  This statement requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.  The Company has not effected any business combinations that are subject to SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite life are not amortized.  Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such impairment could exist.  The amortization period of intangible assets with finite lives will no longer be limited to forty years.  This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001.  The Company does not currently have any goodwill or other intangible assets that are subject to SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets with adoption required no later than fiscal year 2003.  SFAS No. 144 was effective January 1, 2002 for the Company.

The Company’s adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities.  The Company will apply SFAS No. 146 to activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated statements of income or financial position.

Basic and diluted net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented.  (See Note 5)

Inventories are valued at the lower of cost, determined on a first in, first out (FIFO) basis, or market, and consist of the following.

	September 30, 2002	December 31, 2001
Raw materials	$633,800	$515,700
Work in process	362,300	230,200
Finished goods	443,100	425,900
	$1,439,200	$1,171,800

Part I - FINANCIAL INFORMATION – Item 1 (continued)

The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable.  Unused borrowing capacity was $865,400 at September 30, 2002.  Amounts borrowed bear interest at prime rate plus 1.5% (6.25% at September 30, 2002) per annum and are secured by substantially all the assets of the Company.  This line of credit was renewed on August 8, 2002 with a maximum borrowable amount of $1,000,000 and expires on August 10, 2003.  At September 30, 2002, the Company had complied with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000 bearing interest at prime plus 1.5% (6.25% at September 30, 2002).  At September 30, 2002, the Company had an outstanding balance of $104,900 on this loan facility.  The Company also has a 60-month term loan facility in the amount of $500,000 bearing interest at prime plus 1.5% (6.25% at September 30, 2002).  At September 30, 2002, the Company had an outstanding balance of $388,000 on this loan facility.

The Company also has a $3,400,000 mortgage loan with a maturity date of June 10, 2030.  Principal is amortized over a 29 ½ year term from January 10, 2001.   The interest rate is fixed for five-year increments and is currently fixed at 8.00% through June 10, 2005.  The interest rate will be changed on June 10th of each fifth year to the then current prime rate plus ..35%.  The balance on this mortgage at September 30, 2002 was $3,358,800.  The loan is secured by the Company’s office and manufacturing facilities.

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

5.   Net Income Per Share

Basic earnings per share were calculated as follows:

	Quarter Ended September 30		Nine Months Ended September 30
	2002	2001		2002	2001
Net income	$88,000	$	(139,000)	$581,600	$257,900
Average common shares outstanding	3,855,591		3,854,791	3,855,591	3,850,673
Earnings per share	$0.02	$	(0.04)	$0.15	$0.07

Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Part I - FINANCIAL INFORMATION – Item 1 (continued)

Diluted earnings per share were calculated as follows:

	Quarter Ended September 30			Nine Months Ended September 30
	2002		2001	2002	2001
Adjusted net income	$88,000		$(139,000)	$581,600	$257,900
Average common shares outstanding	3,855,591		3,854,791	3,855,591	3,850,637
Add: Exercise of options reduced by the number of shares purchasable with proceeds	134,655			137,605	156,566
Add: Exercise of warrants reduced by the number of shares purchasable with proceeds	70,409			73,308	64,969
Add: Exercise of warrants attached to debt reduced by the number of shares purchasable with proceeds	71,264			72,826

Adjusted weighted average shares outstanding	4,131,919		3,854,791	4,139,330	4,072,208
Earnings per common share assuming full dilution	$0.02	$	(0.04)	$0.14	$0.06

At September 30, 2002, options and warrants for the purchase of 145,500 shares of common stock at prices ranging from $0.50 to $0.56 were antidilutive and therefore not included in the computation of diluted earnings per share.  At September 30, 2001, options and warrants for the purchase of 236,000 shares of common stock at prices ranging from $0.50 to $0.625 were antidilutive and therefore not included in the computations of diluted earnings per share.

6.     Business Segment and Concentration of Credit Risk

Business Segment.  The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

	Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Product Line
Net Sales
Pool Products	$1,936,000	$1,981,900	$8,069,100	$7,654,000
Thermal Energy Products	1,559,200	671,200	3,698,900	1,887,900
	$3,495,200	$2,653,100	$11,768,000	$9,541,900

Part I - FINANCIAL INFORMATION – Item 1 (continued)

Geographic information for revenues and long-lived assets are as follows:

					Quarter Ended September 30	Nine Months Ended September 30
	2002	2001	2002	2001
Net Sales
Domestic	$2,501,500	$2,163,000	$9,246,800	$7,996,300
Foreign
Japan	897,400	219,700	1,910,500	598,100
Other	96,300	270,400	610,700	947,500
	$3,495,200	$2,653,100	$11,768,000	$9,541,900

Long-lived assets   September 30, 2002 December 31, 2001

        Domestic        $5,983,200        $6,110,900

     Foreign                                                          ---                                                                             ---

For the nine months ended September 30, 2002, the Company had one major customer who individually accounted for 10% or more of sales totaling $1,910,500.  For the quarter ended September 30, 2002, the Company had one major customer who individually accounted for 10% or more of sales totaling $897,500.  For the nine months ended September 30, 2001, and the quarter ended September 30, 2001, the Company had no single customer who accounted for 10% or more of the sales.

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located in California, Florida and foreign countries.  As of September 30, 2002, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $433,700; $1,063,200; and $343,200 respectively.

7.     Property, Plant, and Equipment

Property, plant and equipment consist of the following:

	September 30, 2002	December 31, 2001
Building	$3,679,100	$3,679,100
Land	550,400	550,400
Machinery and equipment	2,839,900	2,590,900
Office and computer equipment	474,900	474,900
Leasehold improvements	596,900	585,200
Vehicles	320,200	309,900
	$8,461,400	$8,190,400
Less accumulated depreciation and amortization	(2,478,200)	(2,079,500)
	$5,983,200	$6,110,900

Part I - FINANCIAL INFORMATION  (continued)

Item 2

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

Results of Operations

Net sales for the quarter ended September 30 increased by 31.7% to $3,495,200 in 2002 from $2,653,100 in 2001 due to increased unit sales of the Company’s IceStor products, partially offset by decreased unit sales of pool products.  Net sales increased by 23.3% to $11,768,000 in the first nine months of 2002 from $9,541,900 in the corresponding period in 2001.  This increase was due to increased unit sales of the Company’s pool products and of the Company’s IceStor products.

Sales of the Company’s IceStor products have increased each of the first three quarters of 2002 and this trend is expected to continue for the 4th quarter.  This increase in sales is primarily due to increased orders form the Company’s major customer in Japan.  The Company does not expect this trend to continue into 2003, and IceStor sales may decline in the first quarter for 2003.

Cost of goods increased in absolute dollars to $2,197,800 in the quarter ended September 30, 2002 from $1,668,600 in the corresponding period in 2001, but remained stable at 62.9% of net sales for both periods.  For the nine-month period ending September 30, cost of goods sold increased to $6,951,600 (59.1% of net sales) from $5,580,000 (58.5% of net sales) in 2001.  These increases in absolute dollars were due to increased sales; the slight increase as a percentage of net sales for the nine-month period was due primarily to higher sales of the Company’s lower margin products.

Marketing and selling expenses decreased to $577,500 (16.5% of net sales) in the third quarter of 2002 compared with $624,900 (23.6% of net sales) in the third quarter of 2001.  Marketing and selling expenses increased to $1,950,800 (16.6% of net sales) for the first nine months of 2002 compared with $1,864,600 (19.5% of net sales) in the corresponding period in 2001.  This increase in absolute dollars was due to higher sales commissions and other sales-related costs resulting from higher net sales revenues offset in part by decreased personnel costs.  The decreases as a percent of sales were due to the higher sales volumes in 2002 compared with 2001.

General and administrative expenses remained relatively stable in absolute dollars at $443,900 (12.7% of net sales) in the third quarter of 2002 compared with $435,500 (16.4% of net sales) in the third quarter of 2001.  For the nine-month period ending September 30, general and administrative expenses increased to $1,369,500 (11.6% of net sales) in 2002 from $1,322,300 (13.9% of net sales) in the corresponding period in 2001.  The decreases as a percent of net sales were due to the higher sales volumes in 2002 compared with 2001.

Part I - FINANCIAL INFORMATION – Item 2  (continued)

Research and development expenses decreased to $80,600 (2.3% of net sales) in the third quarter of 2002 compared with $95,100 (3.6% of net sales) in the third quarter of 2001 but increased for the nine-month period ending September 30, 2002 to $244,900 (2.1% of net sales) compared with $178,900 (1.9% of net sales) for the corresponding period of 2001.

Net interest expense increased to $111,400 (3.2% of net sales) in the third quarter of 2002 compared with $107,500 (4.1% of net sales) in the third quarter of 2001 and increased to $344,700 (2.9% of net sales) for the nine-month period ending September 30, 2002 compared with $334,000 (3.5% of net sales) for the corresponding period in 2001.

Liquidity and Capital Resources

The Company’s cash position decreased from $121,200 at 2001 fiscal year end to $16,200 at September 30, 2002 principally due to investing activities (purchase of fixed assets and payment of debt) partially offset by cash provided by operations.

At September 30, 2002, the Company’s net accounts receivable had increased to $2,012,600 from $1,620,500 at December 31, 2001, due to a general increase in sales for the year.

At September 30, 2002, the Company’s net inventories had increased to $1,439,200 from $1,171,800 at December 31, 2001.  This increase in inventory was primarily to accommodate orders for 4th quarter shipments of the Company’s IceStor products and was offset in part by a decrease resulting from increased sales.

At September 30, 2002, the Company’s current ratio was 1.72:1.00 compared to 1.12:1.00 at December 31, 2001.  The Company had working capital of $1,700,500 at September 31, 2002 compared with $353,500 at December 31, 2001.  Total assets exceeded total liabilities by $3,839,600 at September 30, 2002 compared with $3,229,200 at December 31, 2001.

At September 30, 2002, total bank debt (line of credit plus term loan plus mortgage) had decreased to $3,986,300 from $4,823,500 at December 31, 2001.

The Company believes that its cash flow from operations, together with bank borrowing and issuance of $500,000 in convertible subordinated notes as discussed in Note 4, will be sufficient to support operations during the next twelve months.  The foregoing statement of how long the Company’s capital resources are expected to last is a forward-looking statement involving risks and uncertainties, including the amount of the variability of demand for the Company’s products and uncertainty regarding the ability of the Company to control its operating expenses.  If sales decline from current levels additional debt or equity financing may be required.  There can be no assurance that financing, if required, would be available on favorable terms or at all or that such financing would not significantly dilute the ownership interests and rights of existing shareholders.

The Company has a line of credit, of which $134,600 had been utilized, and $865,400 remained available at September 30, 2002.  This line of credit expires on August 10, 2003.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000, bearing interest at prime plus 1.5%.  At September 30, 2002, the Company had an outstanding balance of $104,900 on this loan facility.

The Company also has a 60-month term loan facility available in the amount of $500,000 bearing interest at prime plus 1.5%.  At September 30, 2002, the Company had outstanding balance of $388,000 on this loan facility.

The Company has outstanding promissory notes with an aggregate principle amount of $500,000 (“the Notes”).  The principle amount of the Notes is due and payable in January 2005.  Interest is payable quarterly at a rate of 10% per annum, increasing to 12% annum starting January 2003.

Part I - FINANCIAL INFORMATION – Item 2  (continued)

At September 30, 2002, the Company owed an aggregate of $3,986,300 under various bank credit facilities.  Payments due under these credit facilities are as follows:

	Total amounts committed	Amount of commitment expiration per period
		Less than year	1-3 years	Over 4 years	Over 5 years
Line of credit	$ 134,600	$ 134,600
Bank term loans	492,900	197,500	$ 295,400
Mortgage	3,358,800	40,100	93,900	$ 78,000	$ 3,146,800

Total	$ 3,986,300	$ 372,200	$ 389,300	$ 78,000	$ 3,146,800

The bank may accelerate payment of the amount owed if we fail to meet financial and other covenants set forth in the loan agreements.  The Company is currently in compliance with all covenants and expects to remain in compliance.

The Company must maintain various loan covenants including a maximum debt to net worth ratio; minimum current, quick, and cash flow ratios; minimum net worth and working capital.  Failure to meet these covenants could result in the Company’s loans being called by its bank.  Although the Company is currently in compliance with all covenants, in January the measurement date will be re-set and may result in a failure to meet the cash flow ratio covenant.  In the past when the Company has failed to comply with its loan covenants the bank issued waivers, however, there is no assurance that it will continue to do so in the future.

Factors Affecting Future Results

U.S. Economic Conditions:  A protracted U.S. recession would adversely impact new housing and commercial construction in our largest market, which in turn would cause us to miss our revenue growth goals.

Asian Economic Conditions:  Sales in Japan and other Asian countries account for virtually all our international sales, and contribute a significant portion of our overall revenues.  In the event that these economics experience declining growth or accelerated contraction, our sales in this region will be adversely impacted.  Despite the increased sales in Japan during the last quarter, forecasted future sales are expected to be flat to somewhat lower.

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

Seasonality:  Historically, the Company has experienced lower solar sales during the first quarter than during other quarters of each year.  In addition, sales typically have increased significantly during the second quarter, declined slightly, and then remained relatively constant during the third and fourth quarters.  As the Company’s product mix shifts to include a larger proportion of other products, such as thermal energy storage products, the traditional seasonality is being mitigated.  Net income is affected by the seasonality of sales as well as by significant marketing and selling expenses typically incurred during the first quarter of each year.  These expenses are incurred to develop programs and materials for the use throughout the remainder of the year.

Customer Concentration:  We rely on a limited number of customers and distributors for a significant portion of our revenues.  During the quarter ended September 30, 2002, a single customer accounted for 26% of our net revenues.  We have no long-term purchase agreements with any of our customers, and any customer could choose to reduce or discontinue purchasing our products at any time, which could have a material adverse impact on our operating results.  In addition, our revenues may be adversely impacted to the extent that one or more of our significant customers experiences financial difficulties or fails to make payments due to use for any other reason.

Destabilizing Incidents:  Additional destabilizing events such as terrorist attacks or overseas conflicts, if they occur, could disrupt our supply chain, increase our materials costs, reduce demand for our products, and otherwise negatively impact our operating results.

Materials Prices:  Raw materials including resins account for a major portion of our cost of sales.  Any increase in these prices because of supply shortages or otherwise would reduce our operating margins and adversely impact our profitability.

Export salesare subject to certain controls and restrictions, including tariffs and import duties and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions.  However, the Company has not experienced any material difficulties in the past relating to such limitations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:  The Company typically maintains only minimal investments in interest bearing securities and accounts.  As of September 30, 2002, the Company’s cash and cash equivalents and other interest bearing assets were $16,200.  Accordingly, a change in market interest rates would not have significant impact on the value of the Company’s assets or on interest income.

The Company is subject to fluctuating interest rates for variable rate bank borrowings.  These fluctuations may impact, adversely or otherwise, results of operations or cash flows.

As of September 30, 2002, the Company has a mortgage in the amount of $3,358,800 with a maturity date of June 10, 2030.  The interest rate at September 30, 2002 was 9.05%, decreasing to 8.00% on November 10, 2002.  The current interest rate is fixed through June 10, 2005; the interest rate will be changed on June 10th of each fifth year to the then current prime rate plus .35%.

The Company also has a 36-month term loan with a principal balance of $104,900 and a maturity date of May 10, 2003.  The Company also has a 60-month term loan with a principal balance of $388,000 and a maturity date of May 10, 2006.  The interest rate on these loan facilities is prime plus 1.5%.

Foreign Exchange Risk:  We operate primarily in the United States, and all domestic sales to date have been made in U.S. dollars.  Although significant portions of our revenues are contributed by overseas sales, these sales are always denominated in U.S. dollars.  Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Equity Market Risk:  We did not hold any equity securities of other Companies as of September 30, 2002.  Accordingly, we have not had any material exposure to equity market fluctuations.

Part I - FINANCIAL INFORMATION – Item 2  (continued)

Item 4 - Controls and Procedures

  (a) Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14© and 15-d as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission  rules and forms.

(b) Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.     The following exhibit is filed as part of this Form 10Q report:

Exhibit                    Description

Certification of chief executive officer and chief financial officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FAFCO, Inc. (Registrant)

DATE: November 13, 2002                                BY: /s/ Freeman A. Ford

                                Chairman of the Board, President a

                                and Chief Executive Officer

                                (Principal Executive Officer)

DATE:   November 13, 2002                                BY: /s/ Nancy I. Garvin

                                Nancy I. Garvin,

                                Vice President - Finance

                                (Principal Financial and Accounting Officer)

CERTIFICATION

I, Freeman A. Ford, certify that:

I have reviewed this quarterly report on Form 10-Q of FAFCO, Inc. (The “Registrant”)

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrant’s internal controls; and

  The Registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                November 13, 2002

By:                 /s/Freeman A. Ford

Name:     Freeman A. Ford

Title:                 Chairman of the Board, President, and

Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Nancy I. Garvin, certify that:

1      I have reviewed this quarterly report on Form 10-Q of FAFCO, Inc. (The “Registrant”)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrant’s internal controls; and

The Registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                November 13, 2002

By:                /s/Nancy I. Garvin

Name:     Nancy I. Garvin

Title:       Vice President of Finance and

                Chief Financial Officer (Principal Financial Officer)