Form 10-K
period 2002-12-31
FAFCO INC
filed 2003-03-31
CIK 352956

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

[Mark One]

☒	Annual report pursuant to Section 13 or 15[d] of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15[d] of the Securities Exchange Act of 1934

For the transition period from           to          .

Commission file number 0-10120

FAFCO, Inc.

[Exact name of registrant as specified in its charter]

California	94-2159547
[State or other jurisdiction of incorporation or organization]	[IRS Employer Identification No.]

435 Otterson Drive, Chico, California	95928
[Address of principal executive offices]	[Zip Code]

Registrant’s telephone number, including area code: 530-332-2100

Securities registered pursuant to Section 12[b] of the Act: None

Securities registered pursuant to Section 12[g] of the Act:

Common Stock, $0.125 par value
[Title of Class]

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15[d] of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2002, the last day of the registrant’s most recently completed second fiscal quarter, was $909,782 based upon the average of the bid and ask prices reported for such date by the National Quotation Bureau. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status in this context is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 13, 2003, was 3,864,111.

PART I

This Annual Report on Form 10K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. Please see the section in this Form 10K entitled “Managements Discussion and Analysis of Financial Condition and Results of Operation — Factors Affecting Future Results,” for a description of certain risks that may cause our actual results to vary from the forward-looking statements.

Item 1.	Business

Introduction

FAFCO, Inc. [“FAFCO,” the “Company” or “Registrant” designs, develops, manufactures, and markets solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. Pool product sales amounted to 65% of net sales in 2002 compared to 75% of net sales in 2001 and 66% of net sales in 2000. Thermal energy storage sales amounted to 35% of net sales in 2002 compared to 25% of net sales in 2001 and 34% of net sales in 2000.

FAFCO, Inc. was incorporated under the laws of the State of California in 1972. Its principal executive offices are located at 435 Otterson Drive, Chico, California. Its telephone number at that address is [530] 332-2100.

Markets

Swimming Pool Heating

FAFCO offers a range of products designed for heating outdoor swimming pools using solar energy. Low temperature solar applications developed because of the cost effectiveness of solar systems in heating a large volume of water to produce a small temperature change. The market for swimming pool heating developed for several reasons. First, pool owners normally use their pools when solar energy is abundant [during daylight hours and the summer swimming season]. Second, pools already have two elements needed for low temperature water heating: storage [the pool water] and circulation [the existing pool pump and associated plumbing]. Third, pool owners are an easily identifiable market.

Thermal Energy Storage

FAFCO also designs, develops, manufactures, and markets a static, glycol ice builder for the thermal energy storage market. Since the product’s introduction, FAFCO has sold “ice banks” primarily to the commercial air conditioning market for use in peak load-shifting air conditioning systems.

Products

Swimming Pool Heating

The FAFCO solar pool heating system is composed of six to twelve solar collectors, a sun sensor, an automatic control, and associated accessories. The collectors and sensor are typically mounted on the roof of a pool owner’s home and connected to the pool pump and to an automatic control.

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

In February 1996, the Company introduced a version of its solar pool heating system specifically designed for above-ground swimming pools. This system is composed of one or two solar collectors optimized for use in heating aboveground swimming pools and designed to lie flat on the ground or to be mounted on a rack on the ground.

In May 1996, the Company introduced a new and improved version of its solar collector that has a higher thermal performance due to its unique heat exchanger tube design. The tube design incorporates molded indentations, which enhance the heat transfer coefficient by increasing fluid turbulence.

The Company’s solar collectors are composed entirely of a polyolefin material [a high molecular weight polymer compound] and made up of small round tubes formed side by side in a rectangular shape either one-by-two meters, four-by-eight feet, four-by-ten feet, four-by-twelve feet or four-by-twenty feet in size, with sub manifolds and header pipes thermoformed on each end. This design provides for a maximum heating surface and even water flow in order to transfer 75% to 90% of the available solar energy to the pool water. The polyolefin material, which has been specially formulated by the Company, is black in color [to optimize solar energy absorption] and has the inherent advantages over other possible materials of lower cost, lighter weight, and higher resistance to the corrosive effects of pool chemicals and degradation resulting from ultraviolet radiation, heat, and other environmental effects.

In May 1993, the Company introduced a proprietary microprocessor-based control [AutoPool] for its solar pool heating systems. Prior to May 1993, the Company had a private label arrangement with an automatic control manufacturer. AutoPool has built-in “intelligence” that allows it to optimize the heating and filtration time for the swimming pool and can also control non-conventional solar swimming pool heaters. Because of lack of demand for the Company’s

AutoPool Control, this product was discontinued effective January 1, 1997. The Company has ongoing obligations to service and provide spare parts for AutoPool controls sold prior to that time.

Thermal Energy Storage

The Company’s thermal energy storage [“IceStor”] systems utilize nighttime electric capacity to create stored cooling energy. Inexpensive “off-peak” energy is stored in the form of either chilled water or ice. During peak hours, stored cooling capacity is used in conjunction with a building’s air conditioning equipment to significantly reduce electrical power requirements for cooling and reduce overall power costs.

Thermal energy storage systems also offer electric utilities a solution to a fundamental, long-term problem: increased peak demand for power during periods of limited available capacity [i.e., during business hours]. IceStor technology products shift power consumption to off-peak periods when there is available capacity and lower demand.

Marketing and Sales

Solar Systems

FAFCO markets its solar systems in the United States through independent distributors who sell directly to end-users. Distributors generally have sales, installation, and service personnel who are supported by extensive FAFCO marketing and technical materials as well as in-depth factory and field training programs.

The majority of sales personnel employed by the typical distributor are assigned to retrofit sales, which are sales to existing pool owners. Retrofit sales are generated through direct mail, customer referrals, canvassing, and, to a lesser extent, selected media advertising. The balance of the typical distributor’s sales personnel is generally assigned to contractor accounts and seeks referrals for new construction sales.

FAFCO usually provides direct mail literature and other advertising materials to distributors and mails or places these materials with local advertisers on the distributors’ behalf and partially at the distributors’ expense. In certain instances, distributors will also engage in direct mailing and advertising. In addition, the Company recently established a sales office in Florida to serve the local market.

In the past, the Company has canceled several distributor agreements for reasons of inadequate performance by the distributor, primarily for failure to provide adequate sales, installation and service support for the Company’s products. In such instances, the Company has generally been able to find qualified replacements.

All work relating to the installation of FAFCO solar systems is covered by a full one-year warranty provided by the distributor. The Company’s solar collectors are covered by a variety of warranties ranging from a ten-year limited to a fifteen-year full, depending on the product. Its automatic controls, pumps, and drain-down valves are covered by a three-year limited warranty. FAFCO warranties cover defects in materials and workmanship provided that the related products are used for their intended purpose.

FAFCO solar systems are designed to require only minimal maintenance, which can be performed either by the consumer using an owner’s manual or by the distributor’s service personnel.

Thermal Energy Storage Systems

The Company markets its IceStor products through independent contractors who design and build heating and cooling systems for commercial and industrial applications. The Company has also licensed its IceStor products for sale overseas, to design-and-build, heating, ventilating, and air-conditioning companies in Taiwan, Korea, Japan, and The Peoples Republic of China. These licensing agreements provide for licensees’ assembly, sales, support, and maintenance of IceStor products in those countries.

Sales by Geographic Area

The Company’s net sales during 2002, 2001, and 2000 were geographically distributed approximately as follows:

	2002	2001	2000

California	24%	30%	22%
Florida	31%	34%	38%
Other U.S	22%	18%	14%
Foreign Countries	23%	18%	26%

	100%	100%	100%

During 2002, Ebara Corporation accounted for 17.5% of the Company’s fiscal net sales. During 2001, no single customer accounted for 10% or more of the Company’s net sales. Two of the Company’s customers, Ebara Corporation and Florida Solar, accounted for 19.3% and 10.4% of the Company’s fiscal 2000 net sales. During 2000, 2001, and 2002 Ebara Corporation was the licensee for the Company’s IceStor products in Japan, and, as such, purchased IceStor products and components for assembly into products for resale to end users in Japan. During 2000, Florida Solar was a distributor of the Company’s pool products and, as such, purchased pool panels and components for resale to end users in Florida. No other customer accounted for 10% or more of the Company’s net sales in fiscal 2000. Any material cancellation, reduction or rescheduling of orders from a major customer, or the loss of any such customer would have a material adverse effect on the Company’s financial condition and operating results. All material assets of the Company are located in California.

Foreign sales of the Company’s products are made through independent foreign distributors and licensees. Sales to foreign distributors and licensees are shipped directly from the Company’s facilities in California and invoiced in U.S. dollars. Export sales are subject to certain controls and restrictions, including tariffs and import duties, and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions; however, the Company has not experienced any material difficulties in the past relating to such limitations.

Backlog

Sales to solar products distributors are made against individual purchase orders rather than through volume purchase arrangements. The Company typically ships its products within one to five days of receipt of an order; therefore, the Company’s backlog at any date is usually insignificant and is not a meaningful indicator of future sales. FAFCO distributors tend to order frequently in small quantities in order to minimize their inventory levels and match inventory levels with current installation schedules.

Sales of IceStor products are made against individual purchase orders to general contractors or Heating, Ventilating, and Air Conditioning [HVAC] contractors for specific new construction projects or for retrofit in existing buildings. The Company typically ships these products within six weeks or less of receipt of an order; therefore, the Company’s backlog with respect to IceStor products at any date is also usually insignificant and not a meaningful indicator of future sales.

Government Tax Incentives

Although the Company’s operations are not directly subject to extensive governmental regulations, the existence or lack of federal, state, and local tax incentives for the sale and installation of solar systems could have a substantial impact on the Company’s business. There is currently no federal tax credit for solar heating systems and state solar tax credits are available only in a few states. The Company does not anticipate that solar tax credits will become available for solar heating systems in any additional states, nor does it anticipate a significant increase in sales due to existing or future tax credits.

Manufacturing

FAFCO’s manufacturing activities consist primarily of the production of polyolefin heat exchangers used in solar heating applications and off-peak cooling applications and associated accessories. A total system approach is emphasized in order to ensure the effectiveness and reliability of the Company’s products after they have been installed, eliminating the need for distributors to rely upon materials from other suppliers.

The Company’s heat exchangers are produced from polyolefin resins using a patented extrusion and thermoforming process. Substantially all equipment used in these processes has been designed and built by the Company’s research and development engineers.

The resins employed by the Company are a petroleum by-product. The market price of these resins has fluctuated over the years with an increase in 1990 and early 1991 due to tensions in the Middle East, followed by stabilization after the completion of Desert Storm. It is expected that the price of the resins will continue to fluctuate as a result of domestic and international political and economic conditions.

FAFCO has qualified multiple sources of supply for all of its resins, materials, and subassemblies. However, certain materials and subassemblies are currently obtained from single sources. The Company believes these items could be supplied by the Company’s other qualified sources if sufficient lead-time were provided. The Company attempts to maintain additional inventory of such materials to mitigate the risk of supply shortages; however, any prolonged inability to obtain such items would have a material adverse effect on the Company’s results of operations. To date, the Company has not experienced any significant manufacturing problems or delays due to shortages of materials.

Quality assurance is performed by FAFCO at its manufacturing facility. Test and inspection procedures are a part of substantially all production and assembly operations. In addition, the

Company uses it own diagnostic equipment and laboratory to continually test and inspect raw materials, work in process, and finished goods.

Competition

The Company’s solar heating products currently compete directly with solar heating products offered by other domestic and international manufacturers of solar heating systems, and indirectly with conventional heating systems.

The Company believes that the principal competitive factors in the markets for FAFCO solar products are [i] product performance and reliability; [ii] marketing and technical support from the manufacturer for distribution channels; [iii] selling, installation, and service capabilities of distribution channels; and [iv] price. The Company believes that it competes favorably with respect to all of these factors. However, certain of its competitors may have greater financial, marketing, and technological resources than those of the Company.

A number of companies in the United States manufacture thermal energy storage systems of various types similar to the Company’s IceStor product. The industry is in the early stages of development and additional competitors are expected to enter the market over time.

At the present time, the Company believes that the main competitive factors in the thermal energy storage market are performance, reliability, and price. The Company believes that it competes favorably with respect to these factors. However, several of its competitors have greater financial, marketing, and technological resources than those of the Company.

Research and Development

For the years ended December 31, 2002, 2001, and 2000, the Company’s research and development expenses were $294,300, $239,400, and $294,500, respectively.

The Company currently uses consulting engineers, in addition to staff engineers, who are responsible for existing product improvement, applications engineering, and new product research and development. The Company is exploring other potential revenue-producing uses for its polyolefin extrusions.

Patents, Trademarks and Licenses

FAFCO currently holds four United States patents and has two patents pending relating to certain aspects of its products and manufacturing technology. These patents expire at various times between July 2003 and December 2017. However, the Company believes that patent protection is secondary to such factors as ongoing product development and refinement, the knowledge and experience of its personnel, and their ability to design, manufacture, and successfully market the Company’s products.

From time to time, the Company has registered as trademarks certain product names and marks in order to preserve its right to those product names and marks.

The Company has granted licenses to assemble and sell IceStor systems in Taiwan, Korea, Japan, and the Peoples Republic of China to local manufacturers. See “Marketing and Sales” above.

Employees

At December 31, 2002, the Company had a total of 62 regular personnel and 16 “contract personnel” for a total of 78 full-time personnel in the Chico, California facility. The personnel included 6 in marketing, 2 in research and development, 50 in manufacturing, and 20 in general management and administration. The Company also uses temporary personnel from agencies to fill seasonal needs. The Company has never had a work stoppage. To the Company’s knowledge, no employees are represented by a labor organization.

At December 31, 2002, the Company had a total of 19 contract personnel at its Tampa, Florida sales office.

Seasonality

Information regarding the seasonality of the Company’s business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality” included elsewhere in this Form 10K.

Segment Information

The Company believes it has operations in only a single market segment, the polymer heat exchanger segment.

Environmental Regulations

The Company is subject to a number of environmental regulations concerning potential air and water pollution. These regulations have not in the past had, and are not expected to have, any material adverse effect on the Company’s business. However, there can be no assurance that compliance with existing or future regulations will not require the expenditure of funds or the modification of the Company’s manufacturing process, which could have a material adverse effect on the Company’s business or financial condition.

Item 2.	Properties

The Company’s principal executive offices and manufacturing facilities for its products are located in a single 57,500 square foot facility that the Company owns in Chico, California. In addition, the Company leases a 5,840 square foot sales office in Tampa, Florida. This lease expires in August 2006.

The Company believes that its current facilities are adequate to meet its requirements for space in the near future. Manufacturing space is being fully utilized at the present time. However, adding additional employee shifts can accommodate additional demand.

Item 3.	Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except for ordinary routine legal proceedings incidental to the Company’s business.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock Data

FAFCO, Inc. Common Stock is traded on the over-the-counter market but is not listed on an exchange or quoted on any automated quotation system. The high and low closing bid quotations for each quarter during 2002 and 2001 were as follows:

Quarter Ended	March 31	June 30	September 30	December 31

2002 High	$0.45	$0.45	$0.47	$0.47
2002 Low	$0.35	$0.30	$0.35	$0.35
2001 High	$0.25	$0.50	$0.70	$0.55
2001 Low	$0.05	$0.05	$0.35	$0.30

The National Quotation Bureau provided the quotations above. All quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. At February 28, 2003, the Company had 625 shareholders of record. The Company has never paid dividends on its Common Stock, has no plans to do so in the foreseeable future and is prohibited from so doing under its bank credit line covenants.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2002 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of Securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans [excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column [a]]

	[a]	[b]	[c]

Equity compensation plans approved by security holders [1]	187,500	0.333	500,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	187,500	0.333	500,000

[1] These plans include the 2002 Stock Plan and the 1991 Stock Option Plan

Item 6.	Selected Financial Data

Selected financial information and other data presented below should be read in conjunction with the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10K.

Year Ended December 31,	2002	2001	2000		1999		1998

	[in thousands, except per share amounts]
Net sales	$15,037	$12,100		$11,482		$10,622		$11,236
Income [loss] before income taxes	$899	$155	$	[41]		$196		$734
Provision for [benefit from] income taxes	$329	$63		$19	$	[45]	$	[107]
Net income [loss]	$570	$92	$	[60]		$241		$841
Basic net income [loss] Per share	$0.15	$0.02	$	[0.02]		$0.07		$0.25
Diluted net income [loss] per share	$0.14	$0.02	$	[0.02]		$0.06		$0.20

At December 31,	2002	2001	2000	1999	1998

Working capital	$1,746	$354	$756	$1,487	$2,637
Total assets	10,042	10,056	9,656	4,987	5,377
Long-term obligations	4,062	3,808	3,625	17	957
Shareholders’ equity	3,828	3,229	3,133	3,127	2,886

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors including those set forth below under the heading “Factors Affecting Future Results” and elsewhere in this report 10K.

The following table sets forth certain items from the Consolidated Statement of Operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.8%	59.1%	64.3%
Marketing and selling expense	16.9%	19.6%	18.8%
General and administrative expense	12.2%	14.7%	15.6%
Research and development expense	2.0%	2.0%	2.6%
Net interest expense	2.7%	3.6%	0.8%
Relocation costs [net]			[1.8%]
Other income [expense], net	[0.4%]	0.3%	[0.1%]
Income before provision for income taxes	6.0%	1.3%	[0.4%]
Provision for income taxes	2.2%	0.5%	0.2%
Net income	3.8%	0.8%	[0.5%]

Critical Accounting Policies

The preparation of consolidated financial statements of the Company requires management to make estimates and judgments that affect the amounts reported in the financial statements and the related footnotes. The Company considers the following accounting policies to be most significantly impacted by the estimates and judgments used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

The Company provides for an allowance for doubtful accounts based on the age of the trade accounts receivables in total along with the expected collectibility of specific accounts. The specific reserves are reevaluated and adjusted as additional information that impacts the amount reserved is received. Management analyzes accounts receivable and historical bad debts, customer credit-worthiness and customer payment trends when evaluating the adequacy of the allowance for doubtful accounts.

Warranty Reserve

The Company records a provision for potential warranties based on the estimated future expense of such warranties. These estimates are based on historical experience and are monitored regularly.

Inventories

Inventories are valued at the lower of cost or market determined using the first in, first out [FIFO] method. The Company provides a reserve for obsolete inventory based on periodic evaluations for slow moving items.

2002 Compared with 2001

Net sales for 2002 increased by 24.3% to $15,036,500 from $12,100,300 in 2001 due to increased unit sales of the Company’s IceStor and pool products.

Net sales of the Company’s pool products were 8.4% higher in 2002 than in 2001 due mainly to increased unit sales. IceStor product sales were 71.8% higher in 2002 than in 2001 due primarily to increased sales to the Company’s licensee in Japan and increased unit sales in the domestic market.

Cost of goods sold increased in absolute dollars to $8,992,600 in 2002 [59.8% of net sales] from $7,146,300 [59.1% of net sales] in 2001. This increase in absolute dollars was due to increased sales; the slight increase as a percentage of net sales was primarily due to higher sales of the Company’s lower margin products.

Marketing and selling expenses increased to $2,547,200 [16.9% of net sales] in 2002 compared with $2,371,900 [19.6% of net sales] in 2001. This increase in absolute dollars was due to sales-related costs resulting from higher net sales revenues. The decrease as a percent of sales was due to the higher sales volume in 2002 compared with 2001.

General and administrative expenses remained relatively stable in absolute dollars at $1,831,800 [12.2% of net sales] in 2002 compared with $1,782,000 [14.7% of net sales] in 2001. The decrease as a percent of net sales was due to higher sales volume in 2002 compared to 2001.

Research and development expenses increased to $294,300 [2.0% of net sales] in 2002 compared with $239,400 [2.0% of net sales] in 2001 due to an increase in process improvement and product development projects.

Net interest expense decreased to $407,900 [2.7% of net sales] in 2002 compared with $438,600 [3.6% of net sales] in 2001.

Other income [expense] included $103,900 of costs related to the loss on disposition of fixed assets [primarily inefficient production equipment] that were scrapped during 2002, offset in part by a refund of $17,700 prior year’s insurance premium along with license fee income [net] of $25,000 resulting from a license agreement with a third party in the Peoples Republic of China. During 2001 other income [expense] included $102,500 in grant income from the California Energy Commission related to an energy efficiency program in which the Company participated.

Seasonality

Historically, the Company has experienced lower solar sales during the first quarter than during other quarters of each year. In addition, sales typically have increased significantly during the second quarter, declined slightly, and then remained relatively constant during the third and fourth quarters, respectively. Net income is affected by the seasonality of sales as well as by significant marketing and selling expenses typically incurred during the first quarter of each year. These expenses are incurred to develop programs and materials for use throughout the remainder of the year.

In 2001 and 2002, the Company experienced its typical seasonality, except that lower sales and net income occurred during the fourth quarter.

2001 Compared with 2000

Net sales for 2001 increased by 5.4% to $12,100,300 from $11,481,500 in 2000 due mainly to increased unit sales of pool products partially offset by decreased sales of the Company’s IceStor products.

Net sales of the Company’s pool products were 19.7% higher in 2001 than in 2000 mainly to increased unit sales. IceStor product sales were 22.3% lower in 2001 than in 2000 due to softness in the domestic market along with a decrease in international sales to Japan and Taiwan offset in part by increased sales to Korea. Pool product sales amounted to 75% of net sales in 2001 compared to 66% of net sales in 2000. IceStor sales amounted to 25% of net sales in 2001 compared to 34% in 2000.

Cost of goods sold decreased to $7,146,300 [59.1% of net sales] in 2001 from $7,380,500 [64.3% of net sales] in 2000. This decrease was due primarily to increased sales of the Company’s higher margin IceStor products, combined with increased efficiencies realized as a result of the Company’s relocation from Redwood City to Chico, California.

Marketing and selling expenses increased to $2,371,900 [19.6% of net sales] in 2001 from $2,162,200 [18.8% of net sales] in 2000. These increases were due primarily to increased costs associated with the Company’s office in Tampa, Florida combined with increased personnel costs.

General and administrative expenses were stable at $1,782,000 [14.7% of net sales] in 2001 and $1,786,500 [15.6% of net sales] in 2000.

Research and development expenses decreased from $239,400 [2.0% of net sales] in 2001 from $294,500 [2.6% of net sales] in 2000.

Net interest expense increased to $438,200 [3.6% of net sales] in 2001 from $93,200 [0.8% of net sales] in 2000. This increase was due to increased bank borrowing [primarily attributable to the Company’s mortgage] during 2001, offset slightly by decreased borrowing costs.

Other income [net] includes $102,500 in grant income from the California Energy Commission related to an energy efficiency program in which the Company participated.

Liquidity and Capital Resources

The Company’s cash position decreased to $100,400 at 2002 fiscal year end from $121,200 at 2001 fiscal year end.

At December 31, 2002, the Company’s net accounts receivable had increased to $1,974,200 from $1,620,500 at December 31, 2001 due to a general increase in sales for the year offset in part by increased collections.

At December 31, 2002, the Company’s net inventory had increased to $1,331,900 from $1,171,800 at December 31, 2001. This increase in inventory was due to a build-up of inventories to meet first quarter 2003 demand.

At December 31, 2002, deferred tax asset had decreased to $478,600 from $814,800 at December 31, 2001, due to the utilization of net operating loss carryforwards. The Company believes that it is more likely than not that this asset will be fully realized. This belief is based upon the Company’s recent history of profitable operations with the exception of fiscal year 2000. However, there can be no assurance that the Company will continue profitability or, if it does, that profits will be sufficient to utilize the deferred asset.

At December 31, 2002, the Company’s current ratio was 1.81:1.00 compared to 1.12:1.00 at December 31, 2001. The Company had working capital of $1,746,200 at December 31, 2002 compared with $353,500 at December 31, 2001. Total assets exceeded total liabilities by $3,828,100 at December 31, 2002 compared with $3,229,200 at December 31, 2001.

The Company believes that its cash flow from operations, together with bank borrowings and the issuance of $500,000 in convertible subordinated notes in 2002, as discussed in Note 4 of the financial statements, will be sufficient to support operations during the next twelve months. The foregoing statement of how long the Company’s capital resources are expected to last is a forward-looking statement involving risks and uncertainties, including the amount of the Company’s sales and the ability of the Company to control its operating expenses. If sales decline from current levels additional debt or equity financing may be required. There can be no assurance that financing, if required, would be available on favorable terms or at all or that such financing would not significantly dilute the ownership interests and rights of existing shareholders. The Company has a line of credit, of which $0 had been utilized and $1,000,000 remained available under the formula applied to net accounts receivable at December 31, 2002. This line of credit expires on August 10, 2003.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000 bearing interest at prime plus 1.5%. At December 31, 2002, the Company had an outstanding balance of $59,000 under this loan facility.

The Company also has a 60-month term loan facility available in the amount of $500,000 bearing interest at prime plus 1.5%. At December 31, 2002, the Company had an outstanding balance of $356,200 under this loan facility.

The Company has outstanding promissory notes with an aggregate principal amount of $500,000 [“the Notes”]. The principal amount of the Notes is due and payable in January 2005. Interest is payable quarterly at a rate of 12% per annum starting in January 2003.

At December 31, 2002, the Company owed an aggregate of $3,764,800 under various bank credit facilities. Payments due under these credit facilities are as follows:

	Total amounts
	committed	Amount of commitment expiration per period

		Less than year	1-3 years	4-5 years	Over 5 years

Bank term loans	$415,200	$164,300	$250,900	$—	$—
Mortgage	$3,349,600	$65,000	$235,300	$195,200	$2,854,100
Notes	$500,000	$—	$500,000	$—	$—

Total	$4,264,800	$229,300	$986,200	$195,200	$2,854,100

The bank may accelerate payment of the amount owed if we fail to meet financial and other covenants set forth in the loan agreement.

Factors Affecting Future Results

U.S. Economic Conditions: A protracted U.S. recession could adversely impact new housing and commercial construction in our largest market, which in turn could cause us to miss our revenue growth goals.

Asian Economic Conditions: Sales in these Asian countries account for virtually all our international sales, and contribute a significant portion of our overall revenues. In the event that these economies experience declining growth or contraction in 2003, our sales in this region could be adversely impacted.

Growth of U.S. Thermal Energy Storage [TES] Market: Our ability to increase sales of our thermal energy storage products is dependent on growth in the overall market because opportunities for market share growth are limited. An extended recession in the general economy, a general decline in construction of commercial properties or a decline in energy prices could all adversely affect demand for thermal energy storage systems.

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

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. The Company does not use derivative financial instruments for any purpose, including hedging interest and foreign exchange risks.

The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The Company attempts to minimize its currency fluctuation risk by pricing its overseas product sales and license fees in United States dollars. A 10% change in the foreign currency exchange rates would not have a material effect on foreign sales denominated in local currencies. However, such an increase may make our products, which are priced in dollars, less competitive in overseas markets, which may have a material adverse impact on our overseas sales revenues.

The Company maintains short-term investments consisting of variable interest accounts. However, due to the short-term nature of the Company’s debt investments, the impact of interest rate changes would not have a material impact on the value of such investments.

As of December 31, 2002, the Company had $3,349,600 in indebtedness outstanding under the mortgage with respect to its headquarters facilities, and $415,200 in obligations under bank credit facilities. The interest rate charged under the mortgage is subject to adjustment based on market rates once every five years, with the next adjustment due in June 2005. The interest rate applicable to the Company’s bank credit facilities is adjusted on a daily basis. The Company’s interest rate exposure on variable rate debt obligations is currently relatively insignificant. Interest rate changes would not have a material impact on the Company’s results of operations.

The Company currently holds no marketable equity securities of other issuers that are subject to market price volatility.

The following should be read in conjunction with the “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included elsewhere in this Form 10K.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company are listed in Item 15 of this report. The quarterly financial data [unaudited] of the Company for the two years ended December 31, 2002 are as follows:

	Quarter Ended

	Mar 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002	Mar 31, 2001	June 30, 2001	Sept 30, 2001		Dec 31, 2001

	(in thousands, except per share amounts)

[Unaudited]
Net sales	$3,753	$4,520	$3,495	$3,269	$2,863	$4,026		$2,653		$2,558
Gross profit	1,515	2,004	1,297	1,228	1,199	1,779		984		992
Income [loss] from operations	203	596	133	[33]	29	509		[225]		[158]
Net income [loss]	150	344	88	[12]	22	375		[139]		[166]
Net income [loss] per share
Basic	$0.04	$0.09	$0.02	$—	$0.01	$0.10	$	[0.04]	$	[0.05]
Diluted	$0.04	$0.08	$0.02	$—	$0.01	$0.10	$	[0.04]	$	[0.05]

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

Freeman A. Ford, age 62, serves as Chairman of the Board, President, and Chief Executive Officer. Mr. Ford, a co-founder of the Company, has served as Chairman of the Board since 1972, as Chief Executive Officer of the Company since May 1979, and as President since September 1984. Mr. Ford is also a Director of H.B. Fuller Company.

Alex N. Watt, age 61, serves as Executive Vice President and Secretary. Mr. Watt joined the Company as its Vice President-Finance and Chief Financial Officer in July 1984, and has served as Secretary since March 1985.

David Harris, age 47, serves as Vice President, Sales. Mr. Harris joined the Company in August 1981 as a sales representative and has held the positions of Pool Builder Manager, National Sales Manager-Pool Products, Pacific Northwestern Region Sales Manager, National Sales Manager-Solar Division, National Sales Manager, Vice President-Sales and Marketing (from June 1988 until April 1993) and President-Pool Products Division (from May 1993 until May 1995).

Nancy I. Garvin, age 57, serves as Vice President, Finance. Ms. Garvin joined the Company in May 1974 as an accounting clerk and has since held the positions of Accounting Manager and Controller with the Company.

Board of Directors

Mr. William A. Berry, age 64, is Senior Vice President and Chief Financial Officer of the Electric Power Research Institute, an energy industry research consortium. Mr. Berry has served as a Director of the Company since 1974 and is also a member of the Audit Committee.

Mr. Robert W. Selig, Jr., age 63, is President of Davis Instruments Corporation, a manufacturer and distributor of marine and weather equipment. Mr. Selig has served as a Director of the Company since 1974 and is also a member of the Audit Committee.

Mr. William F. Chisholm, age 34, is a Partner at Symphony Technology Group, a venture capital firm. Mr. Chisholm has served as a Director of the Company since 1999.

Mr. David F. Ford, age 35, is President of Danger! Books, a book publisher and distributor. Mr. Ford has served as a Director of the Company since 1999.

David Ford and William Chisholm are the son and son-in-law, respectively, of Mr. Freeman A. Ford.

Based solely on its review of the copies of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 2002, all filing requirements under Section 16[a] of the Securities Exchange Act applicable to its officers, directors and 10% shareholders were complied with.

Item 11. Executive Compensation

The following table sets forth for the three years ended December 31, 2002 certain information as to the compensation paid by the Company to the Chief Executive Officer and the other executive officers of the Company who received salary and bonus compensation of $100,000 or more (the “Named Executive Officers”).

Summary Compensation Table

						Long-Term
						Compensation
						Awards
				Other
				Annual		Securities	All Other
Name and		Salary	Bonus	Compensation		Underlying	Compensation
Principal Position	Year	[$]	[$]	[$][1]		Options [#]	[$][2]

Freeman A. Ford	2002	$169,200	$4,539	$17,113	(3)	0	$2,488
Chairman of the Board,	2001	156,000	3,615	16,159	(3)	0	2,488
Chief Executive Officer	2000	156,000	0	—		0	1,662
Alex N. Watt	2002	$148,854	3,990	$18,871	(3)	0	$2,218
Executive Vice President	2001	137,238	3,180	15,454	(3)	0	2,218
	2000	137,035	0	—		0	2,218
David K. Harris	2002	$148,854	$34,624	$13,705	(3)	0	$578
Vice President Sales and	2001	137,238	3,180	13,829	(3)	0	578
Marketing	2000	143,633	0	—		0	542
Nancy I. Garvin	2002	$85,173	$17,556	$16,848	(3)	0	—
	2001	78,520	10,736	13,367	(3)		$760
	2000	75,232	2,211				760

[1] Excludes certain perquisites and other benefits that did not exceed the lesser of $50,000 or 10% of any officer’s total salary and bonus.
[2] Consists of premiums paid by the Company for term life insurance
[3] Consists of 401K contribution [Company match], health insurance, and personal benefits

The Company did not make any grant of stock options to the Named Executive Officers during the Last Fiscal Year.

The following table sets forth information regarding the value of all unexercised stock options and warrants held by the Named Executive Officers as of the end of the Last Fiscal Year.

Aggregated Options Exercised In Last Fiscal Year-End And Fiscal Year-End
Option And Warrant Values

			Number of	Value of
			Securities	Unexercised
			Underlying	In-The-Money
			Unexercised	Options/Warrants At
			Options/ Warrants	Fiscal Year-End
			At Fiscal Year-End	[$][1]
			[#]

	Shares Acquired on		Exercisable/	Exercisable/
Name	Exercise [#]	Value Realized	Unexercisable	Unexercisable

Freeman A. Ford	0	N/A	75,000 / 0	$17,500/0
Alex N. Watt	0	N/A	45,000 / 0	$7,000/0
David K. Harris	0	N/A	45,000 / 0	$7,000/0
Nancy I. Garvin	0	N/A	15,000 / 0	$1,750/0

[1]	The last reported sale price for the Company’s Common Stock for the last trading day prior to 2002 fiscal year-end was $0.35.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of Common Stock of the Company as of March 13, 2003 by [1] each person known by the Company to beneficially own more than 5% of the Company’s Common Stock, [2] each director and nominee for director, [3] the named executive officers of the Company, and [4] all current directors and executive officers as a group:

	Shares of Common Stock
	Beneficially Owned

	Number of	Percent of
Name of Beneficial Owner	Shares(1)	Total(2)

Freeman A. Ford	1,866,096[3]	46.9%
435 Otterson Drive Chico, California 95928
Alex N. Watt	95,136[4]	2.4%
David K. Harris	87,199[5]	2.2%
Nancy I. Garvin	35,907[6]	*
David F. Ford	56,988[7]	1.4%
Robert W. Selig, Jr.	48,528[8]	1.3%
William F. Chisholm	24,750[9]	*
William A. Berry	22,500[10]	*
All current directors and executive officers as a group	2,237,104[11]	53.0%
[8 persons]

*	Less than 1%

[1]	Except as otherwise indicated in the footnotes to this table or as otherwise provided by community property laws, the beneficial owner has sole voting and investment power with respect to all shares.

[2]	Based on 3,864,111 shares of Common Stock outstanding as of March 13, 2003.

[3]	Includes [i] 298,000 shares held of record by trusts for the benefit of Freeman Ford’s children, for which he and his spouse serve as trustees and as to which shares he disclaims beneficial ownership, [ii] 449,344 shares jointly owned by Freeman Ford and his spouse, and [iii] 112,250 shares issuable upon exercise of options and warrants held by Freeman Ford exercisable within 60 days of March 13, 2003.

[4]	Includes [i] 72,950 shares issuable upon exercise of outstanding options held by Mr. Watt exercisable within 60 days of March 13, 2003 and [ii] 3,000 shares held by Mr. Watt and Sandra S. Watt as joint tenants.

[5]	Includes 72,950 shares issuable upon exercise of outstanding options held by Mr. Harris exercisable within 60 days of March 13, 2003.

[6]	Includes 23,800 shares issuable upon exercise of outstanding options held by Ms. Garvin exercisable within 60 days of March 13, 2003.

[7]	Includes 36,938 shares issuable upon exercise of outstanding options held by David Ford exercisable within 60 days of March 13, 2003.

[8]	Includes [i] 15,000 shares issuable upon exercise of outstanding options held by Mr. Selig exercisable within 60 days of March 13, 2003, and [ii] 5,700 shares held of record by trusts for the benefit of Mr. Selig’s children, as to which shares he disclaims beneficial ownership.

[9]	Includes [i] 6,000 shares issuable upon exercise of outstanding options held by Mr. Chisholm exercisable within 60 days of March 13, 2003 and [ii] 18,750 shares jointly owned by Mr. Chisholm and his wife.

[10]	Includes 15,000 shares issuable upon exercise of outstanding options held by Mr. Berry exercisable within 60 days of March 13, 2003.

[11]	Includes [i] 281,950 shares issuable upon exercise of outstanding options exercisable within 60 days of March 13, 2003 held by four executive officers (one of whom is also a director), and [ii] 72,938 shares issuable upon exercise of outstanding options exercisable within 60 days of the March 13, 2003 held by four outside directors.

Item 13. Certain Relationships and Related Transactions

By virtue of his position as Chairman of the Board, President and Chief Executive Office of the Company and his beneficial ownership of approximately 46.9% of the Company’s Common Stock as of the Record Date, Freeman A. Ford may be deemed to be a “parent” and/or “control person” of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended. Freeman A. Ford can elect a majority of the Board of Directors and controls any shareholder vote that does not require a supermajority with respect to which his shares are eligible to be voted. In addition, Freeman A. Ford, his son [David F. Ford] and his son-in-law [William Chisholm] comprise three out of five directors of the Company.

During 2000, Freeman A. Ford, David F. Ford [Freeman A. Ford’s son] and Kimberley Ford Chisholm [Freeman A. Ford’s daughter and William Chisholm’s spouse] exercised options to purchase, at a purchase price of $0.125 per share: 240,000; 18,750; and 18,750; shares of FAFCO Common Stock, respectively.

During January 2002, the Company raised $500,000 in debt financing through the issuance of subordinated promissory notes [the “Notes”]. The Notes have a term of three years and accrued interest at an annual rate of 10%, payable quarterly during 2002. The notes may be prepaid at any time. The applicable interest rate increased to 12% per annum effective January 2003.

In connection with the issuance of the Notes, the Company issued warrants to purchase an aggregate of 100,000 shares of our common stock to the investors [the “Warrants”]. The Warrants have an exercise price of $.125 per share and a term of three years from the date of issuance. Because the Notes were not prepaid by the first anniversary of the issuance date, the Company issued additional Warrants to purchase 1,000 shares of our common stock for each $10,000 of principal that remains outstanding.

Freeman A. Ford, our Chairman and Chief Executive Officer, and Diana V. Ford [Mr. Ford’s wife] purchased $150,000 of the principal amount raised, and received Warrants to purchase 30,000 shares of common stock.

During 2002, the Company hired David F. Ford [Freeman A. Ford’s son and a director of the Company] to do consulting on sales and marketing of solar heating systems for swimming pool and domestic thermal energy storage systems for commercial and industrial cooling markets. Total payments made with respect to Mr. Ford’s engagement were $6,000.

PART IV

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures [as defined in Rule 13a-14[c] and 15d-14[c] under the Securities and Exchange Act of 1934, as amended], based on their evaluation of these controls and procedures as of a date within ninety days prior to the filing date of this Form 10K, are effective to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls: There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and materials weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8K

[a][1] The following documents are filed as part of this report:

Page No.
1. Report of Independent Auditors	28
2. Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and 2001	29
For the Three years ended December 31, 2002, 2001, and 2000:
Consolidated Statements of Operations	30
Consolidated Statements of Shareholders’ Equity	30
Consolidated Statements of Cash Flow	31
Notes to Consolidated Financial Statements	32
[a][2] Financial Statement Schedule. The following Financial Statement Schedule of FAFCO Inc., is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:
Schedule for fiscal years ended December 31, 2002, 2001 and 2000:
Schedule II Valuation and Qualifying Accounts	43

Schedules not included in these financial statement schedules have been omitted because they are not applicable or required information is shown in the financial statements or notes thereto.

[a][3] Exhibits

Exhibit No.	Description

3.1[1]	Articles of Incorporation, as amended.
3.2[2]	Bylaws, as amended.
3.2[a][1]	Certificate of Amendment of Bylaws.
4.1	Reference Exhibits 3.1 and 3.2.
4.2	Subordinated Notes Purchase Agreement dated January 2, 2002, between Registrant and certain investors [the “Purchase Agreement"]
4.2[a]	Forms of Subordinated Promissory Note issued under Purchase Agreement.
4.2[b]	Form of Warrant issued under Purchase Agreement.
10.1	Reference Exhibit 4.1.
10.2[4]*	1981 Incentive Stock Option Plan.
10.3[4]*	Form of 1981 Incentive Stock Option Agreement.
10.4[1]	Standard Form of Distributor Agreement.
10.5[3]	Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.
10.6[8]*	1991 Stock Option Plan, as amended.
10.6[a][5]*	Form of Stock Option Agreement used under the 1991 Stock Option Plan.
10.7[5]*	1991 Directors’ Stock Option Plan.
10.7[a][5]*	Form of Nonstatutory Stock Option Agreement used under 1991 Director’s Stock Option Plan.
10.8[5]*	Employee Stock Purchase Plan.
10.8[a][5]*	Form of Subscription Agreement used under Employee Stock Purchase Plan.
10.9[6]	Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems Engineering, as Licensee, dated January 1, 1993.
10.10[7]	Export — Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as Licensee, dated October 22, 1993.
10.11(11)	Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender, dated April 13, 2000.
10.11[a][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated April 13, 2000.
10.11[b][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated October 16, 2000.
10.11[c][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated December 15, 2000.
10.11[d][12]	Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.
10.11[e][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated May 9, 2001.
10.11[f][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.
10.11[g][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated January 26, 2001.
10.11[h][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated July 26, 2001.
10.11[i]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated August 8, 2002.
10.11[j]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated November 10, 2002.
10.12[8]	Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as Agent/Distributorship, dated December 10, 1994.
10.13	Licensing Agreement between Registrant, as Licensor, and Beijing ZhongDian Duoli Refrigeration Engineering Co. Ltd., as Licensee, dated May 16, 2002 (to be filed by amendment)
10.14*	2002 Stock Plan (to be filed by amendment)
18.1[9]	Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.
21.1[10]	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants [see page 48]
24.1	Power of Attorney [see page 45]
99.1	Management Certifications pursuant to 18U.S.C. 1350

*Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 [File No. 2-72297] filed May 14, 1981.

(2)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

(3)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(8)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994

(9)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1998.

(10)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2000.

(12)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2002, as amended.

[b]	Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 2002.

[c]	Exhibits: See subsection [a] [3] above.

[d]	Financial Statement Schedules: See subsection [a] [2] above.

BPM
Burr, Pilger, & Mayer, LLP
600 California Street, Suite 1300
San Francisco, CA 94108
(415) 421-5757 phone
(415) 288-6288 fax

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of FAFCO, Inc:

We have audited the accompanying consolidated balance sheets of FAFCO, Inc. (a California corporation) and its subsidiary as of December 31, 2002 and 2001, and the related consolidate statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evident supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FAFCO, Inc. and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California
February 28, 2003

Consolidated Balance Sheet

December 31,	2002	2001

Assets
Current assets:
Cash and cash equivalents	$100,400	$121,200
Accounts receivable, less allowance for doubtful accounts of $292,000 in 2002 and $479,600 in 2001	1,974,200	1,620,500
Current portion of long term notes receivable	11,400
Inventories	1,331,900	1,171,800
Prepaid expenses and other current assets	264,200	174,200
Other accounts receivable, net of allowance	9,600	35,500
Deferred tax asset	206,200	249,600
Total current assets	3,897,900	3,372,800
Property, plant and equipment, at cost	8,290,200	8,190,400
Less accumulated depreciation and amortization	[2,490,800]	[2,079,500]
	5,799,400	6,110,900
Notes receivable less current portion and other assets [net]	72,000	7,200
Deferred tax asset	272,400	565,200

Total assets	$10,041,700	$10,056,100
Liabilities and shareholders’ equity
Current liabilities:
Bank line of credit		$768,700
Notes Payable to bank – current portion	$229,300	282,600
Accounts payable and other accrued expenses	1,292,300	1,360,800
Accrued compensation and benefits	338,400	355,200
Accrued warranty expense	291,700	252,000
Total current liabilities	2,151,700	3,019,300
Mortgage	3,284,600	3,340,000
Notes payable to bank – less current portion	250,900	432,200
Subordinated debt	500,000
Other non-current liabilities	26,400	35,400
Total liabilities	$6,213,600	$6,826,900
Commitments and contingent liabilities
Shareholders’ equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,855,591 issued and outstanding at December 31, 2002 and 2001	$481,900	$481,900
Capital in excess of par value	5,137,300	5,108,500
Notes receivable secured by Common Stock	[75,100]	[75,100]
Accumulated deficit	[1,716,000]	[2,286,100]
Total shareholders’ equity	$3,828,100	$3,229,200
Total liabilities and shareholders’ equity	$10,041,700	$10,056,100

The accompanying notes are an integral part of this statement

Consolidated Statement of Operations

Year ended December 31,	2002	2001	2000
Net Sales	$15,036,500	$12,100,300		$11,481,500
Other income [expense] net	[63,300]	32,800		[7,400]
Total revenues	14,973,200	12,133,100		11,474,100
Cost of goods sold	8,992,600	7,146,300		7,380,500
Marketing and selling expense	2,547,200	2,371,900		2,162,200
General and administrative expense	1,831,800	1,782,000		1,786,500
Research and development expense	294,300	239,400		294,500
Net interest expense	407,900	438,600		93,200
Relocation costs [net]				[202,100]
Total costs and expense	14,073,800	11,978,200		11,514,800
Income [loss] before income taxes	899,400	154,900		[40,700]
Provision for [benefit from] income taxes	329,300	63,400		19,500
Net income [loss]	$570,100	$91,500	$	[60,200]
Basic net income [loss] per share	$0.15	$0.02	$	[0.02]
Diluted net income [loss] per share	$0.14	$0.02	$	[0.02]

The accompanying notes are an integral part of this statement

Consolidated Statement of Shareholder’s Equity

	Number		Capital in	Notes Receivable		Retained		Total
	of	Common	Excess of	Secured by Common		Earnings		Shareholders
	Shares	Stock	Par Value	Stock		Deficit		Equity

Balance at December 31, 1999	3,303,311	$412,800	$5,107,100	$	[75,100]	$	[2,317,400]	$3,127,400
Net loss for the year							[60,200]	[60,200]
Issuance of shares upon exercise of stock warrants	540,000	67,500						67,500
Purchase of stock	[8,520]	[1,000]	[1,100]					[2,100]

Balance at December 31, 2000	3,834,791	$479,300	$5,106,000	$	[75,100]	$	[2,377,600]	$3,132,600
Net income for the year							91,500	91,500
Issuance of shares upon exercise of stock warrants	20,800	2,600	2,500					5,100

Balance at December 31, 2001	3,855,591	$481,900	$5,108,500	$	[75,100]	$	[2,286,100]	$3,229,200
Net income for the year							570,100	570,100
Discount on issuance of Warrants to purchase shares accompanying subordinated notes			28,800					28,800

Balance at December 31, 2002	3,855,591	$481,900	$5,137,300	$	[75,100]	$	[1,716,000]	$3,828,100

Consolidated Statement of Cash Flow

Year ended December 31,	2002		2001		2000

Cash flow from operating activities:
Net income [loss]		$570,100		$91,500	$	[60,200]
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization		570,300		485,500		289,000
Write offs and allowance for doubtful accounts		49,700		79,600		89,100
[Gain] loss on disposition of fixed assets		103,400				4,600
Deferred tax assets		336,200		49,500		28,500
Change in assets and liabilities:
Accounts receivable		[377,500]		255,400		[300,400]
Inventories		[160,100]		54,100		[184,300]
Prepaid expenses and other assets		[101,400]		37,300		42,700
Other assets [net]		[45,600]		2,100		22,000
Accounts payable, accrued expenses and other current liabilities		[45,600]		[303,800]		924,000
Other non-current liabilities		[9,000]		1,200		17,600
Net cash provided by operations		$890,500		$752,400		$872,600
Cash flow from investing activities:
Purchase of fixed assets		[353,200]		[1,252,400]		[4,715,200]
Proceeds from disposition of fixed assets		600
Net cash used in investing activities	$	[352,600]	$	[1,252,400]	$	[4,715,200]
Cash flow from financing activities:
Proceeds from exercise of warrants						67,500
Proceeds from exercise of stock options				5,100
Repurchase of common stock						[2,100]
Proceeds from subordinated debt		500,000
Proceeds from bank line of credit		3,886,800		2,747,700
Repayment of bank line of credit		[4,655,500]		[2,429,500]		[11,000]
Proceeds from notes payable to bank				499,900		3,733,500
Repayment of notes payable to bank		[234,600]		[190,000]
Repayment of mortgage		[55,400]		[22,100]
Net cash [used in] provided by financing activities		[558,700]		611,100		3,787,900
Net [decrease] increase in cash & cash equivalents		[20,800]		111,100		[54,700]
Cash and cash equivalents, beginning of period		121,200		10,100		64,800
Cash and cash equivalents, end of period		$100,400		$121,200		$10,100
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $89,300 in 2000		$430,100		$434,900		$76,300
Income taxes		300

Non-Cash Financing Activity: In January 2002, the Company recorded $28,800, the deemed fair value of the warrants to purchase common shares with the issuance of the subordinated notes. See Note 4.

The accompanying notes are an integral part of this statement

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

The Company designs, develops, manufactures, and markets polymer heat exchangers for use in solar heating systems for swimming pools and thermal energy storage systems for commercial and industrial cooling. The heat exchangers for solar heating systems are sold to wholesalers and distributors primarily in California and Florida and in other locations throughout the United States and overseas. The heat exchangers for thermal energy storage systems are marketed through manufacturers’ representatives throughout the United States and internationally. A summary of significant accounting policies follows:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. The subsidiary currently has no ongoing business activities.

Revenue Recognition: Revenue on sales of products or services is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sale price is fixed or determinable and collectibility is reasonably assured. Product is considered delivered, and revenue is recognized when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this may occur either at the time of shipment or when product is delivered to the customer. Product revenue consists mainly of revenue from the Pool products and the thermal energy storage products (IceStor). Service revenue consists mainly of revenue from time and material contracts which are recognized as services are rendered.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Allowance for Doubtful Accounts: The provision for doubtful accounts represents the Company’s best estimate of the doubtful accounts for each period. Management specifically analyzes accounts receivable, historical bad debts, customer credit – worthiness and customer payment trends when evaluation the adequacy of the allowance for doubtful accounts. During the year ending December 31, 2002, the Company wrote off $237,300 as uncollectible accounts receivable.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include highly liquid investments with maturity of three months or less.

Inventories: Inventories are stated at the lower of cost or market determined using the first in, first out [FIFO] method.

Property, Plant, and Equipment: Property, plant and equipment are estimated based on historical cost adjusted for accumulated depreciation. Depreciation and amortization of plant and equipment, excluding the building, vehicles and leasehold improvements, are determined using accelerated methods. For the building, vehicles and leasehold improvements, the straight-line method is used. The estimated useful lives of the assets, with the exception of the building and leasehold improvements range between three and ten years. The estimated useful life of the building and leasehold improvements is thirty-nine and a half years. Minor replacements, improvements, maintenance, and repairs are expensed as incurred. Major replacements and improvements are capitalized and depreciated over the remaining useful life of the related asset. Gains and losses on sales and retirement of plant and equipment are credited or charged to income.

Accounting for the Impairment of Long-lived Assets and for Long-lived to be disposed of: Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments are recorded when indications of impairments are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying value.

Income Taxes: Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

Earnings per Common Share: Basic earnings [loss] per common share are computed using the weighted average number of shares outstanding. Diluted earnings [loss] per common share are computed using the weighted average number of shares outstanding adjusted for potentially dilutive incremental shares attributed to outstanding options and warrants to purchase common stock and shares issuable upon conversion of certain convertible securities.

Warranties: In the normal course of business, the Company makes certain warranties as to workmanship and materials. Product warranty periods range from two to fifteen years for full coverage. The estimated future expense of these warranties is accrued at the time of sale. The estimates inherent in accounting or such warranties are reviewed and revisions to previous estimates are made as required reflecting the most current information available.

Accounting for Stock-Based Compensation: The Company has stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board [APB] Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000
Net income [loss]
As reported	$570,100	$91,500	$	[60,200]
Pro forma	$570,000	$91,500	$	[60,200]
Basic earnings per share
As reported	$0.15	$0.02	$	[0.02]
Pro forma	$0.15	$0.02	$	[0.02]
Diluted earnings per share
As reported	$0.14	$0.02	$	[0.02]
Pro forma	$0.14	$0.02	$	[0.02]

The weighted average fair value of each option granted was estimated on the grant date using the Black-Scholes model.

The following assumptions were made in estimating fair value:

Assumption	2002	2001	2000
Dividend yield	0%	0%	0%
Risk free interest rate	N/A	N/A	N/A
Expected life	N/A	N/A	N/A
Volatility	N/A	N/A	N/A

The following is a summary of the status of the plans during 2002, 2001, and 2000.

	Number of	Weighted Average Exercise
	Shares	Price
Options exercisable at December 31, 2002	186,500	$0.332
Weighted average fair value of options granted during 2002	N/A

	Number of	Weighted Average Exercise
	Shares	Price
Options exercisable at December 31, 2001	299,150	$0.266
Weighted average fair value of options granted during 2001	N/A

	Number of	Weighted Average Exercise
	Shares	Price
Options exercisable at December 31, 2000	308,550	$0.291
Weighted average fair value of options granted during 2000	N/A

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Current Assets and Current Liabilities: The carrying value of cash equivalents, accounts receivable, notes receivable, short-term borrowings, accounts payable, and accrued expenses approximate fair value because of their short maturity.

Long-Term Debt: The fair value of the Company’s long-term debt is estimated based on the borrowing rates currently available to the Company for loans with similar terms. At December 31, 2002, the carrying amount approximated estimated fair value of long-term debt.

Recently Issued Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board [FASB] issued SFAS No. 141, Accounting for Business Combinations. This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

Note 2: Inventories:

Inventories consist of the following:

December 31,	2002	2001
Raw materials	$636,600	$515,700
Work in progress	329,900	230,200
Finished Goods	365,400	425,900
	$1,331,900	$1,171,800

Note 3: Property , Plant and Equipment:

Property, plant and equipment consist of the following:

December 31,	2002	2001
Building	$3,679,100	$3,679,100
Land	550,400	550,400
Machinery and equipment	2,649,500	2,590,900
Office and computer equipment	477,800	474,900
Leasehold improvements	599,800	585,200
Vehicles	333,600	309,900
	$8,290,200	$8,190,400
Less accumulated deprecation and amortization	[2,490,800]	[2,079,500]
	$5,799,400	$6,110,900

Depreciation expense was $560,700, $485,500, and $289,000 for the years ended 2002, 2001, and 2000, respectively.

As of December 31, 2002 and 2001, the Company had $126,700 and $226,800, respectively, of construction in progress that is included in the above asset balances by category. These assets are expected to be placed in service during the year ending December 31, 2003.

During the fiscal year ended December 31, 2002, the Company wrote off $253,400 in assets of which $149,400 were fully depreciated. These assets [primarily inefficient production equipment] were scrapped. During the fiscal year ended December 31, 2001, the Company wrote off $166,100 in fully depreciated assets. These assets were scrapped or abandoned as a result of the Company’s relocation to Chico, California.

As of December 31, 2001, construction costs for the Company’s new office and manufacturing facility in Chico were complete at $3,679,100. Interest was capitalized in connection with construction costs. The capitalized interest was recorded as part of the asset to which it relates and is amortized over the asset’s useful life. No interest was capitalized in 2002.

Note 4: Subordinated Notes and Warrants

In January 2002, the Company issued $500,000 in principal amount of subordinated promissory notes, accompanied by warrants to purchase up to 200,000 shares of the common stock of the Company. The warrants have an exercise price of $0.125 per share. The three-year notes bear interest, payable quarterly, at an initial annual rate of 10%, and 12% for all periods after the first anniversary of the date of the notes. The notes are subordinated to bank borrowings and other secured indebtedness for the money borrowed. The company may at its option call the notes for redemption at any time with ten [10] days notice. Holders of the notes are entitled to certain rights with respect to registration of the common stock issuable upon exercise to the warrants. The Chairman and Chief Executive officer of the Company and his spouse purchased notes with a principal amount of $150,000 in this offering, and received warrants to purchase 30,000 shares of common stock.

The Company estimated the fair value of the warrants using the Black-Scholes option model. The fair value of the warrants was amortized on a straight-line basis over the life of the notes. Amortization expense was $9,600 for 2002.

Note 5: Bank Borrowing:

The Company has a bank line of credit secured by substantially all the assets of the Company other than real estate. The line of credit allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to net accounts receivable. Amounts borrowed bear interest at the bank’s prime rate plus 1.5% [5.75% at December 31, 2002]. The line of credit agreement contains certain covenants relating to working capital, current ratio, and tangible net worth, prohibits the payment of cash dividends, and expires on August 10, 2003. At December 31, 2002 and 2001, the Company had complied with or obtained waivers of compliance with the loan covenants.

As of December 31, 2002 and 2001, the Company had utilized $0 and $768,700 respectively, of this facility.

In addition to the line of credit, the Company has a 36-month term loan in the amount of $445,000 bearing interest at prime plus 1.5% [5.75% at December 31, 2002]. At December 31, 2002 and 2001, the Company had an outstanding balance of $59,000 and $223,300, respectively, on this loan facility. The Company also has a 60-month term loan available in the amount of $500,000 bearing interest at prime plus 1.5% [5.75% at December 31, 2002]. At December 31, 2002 and 2001, the Company had an outstanding balance of $356,200 and $453,700, respectively, on this loan facility. The Company also has a $3,400,000 mortgage loan with a maturity date of June 10, 2030. Principal is amortized over a twenty-nine and one half year term from January 10, 2001. The interest rate is fixed for five year increments and is currently fixed at 8.00% through June 10, 2005. The interest rate will be changed on June 10th of each fifth year to the then prime rate plus .35%. The balance on this mortgage at December 31, 2002 and 2001 was $3,349,600 and $3,377,800, respectively.

As of December 31, 2002 the aggregate amount of principal maturities on bank borrowings over each of the succeeding years is as follows:

Year ending
December 31,

2003	$229,300
2004	181,200
2005	197,400
2006	107,600
2007	93,700
Thereafter	2,955,600
Total	$3,764,800

Note 6: Shareholders’ Equity

The Board of Directors, without shareholder approval, may determine the rights, preferences, privileges, and restrictions of the Company’s unissued Preferred Stock. Such shares may be issued in one or more series. In 1980, the Company issued 202,300 shares of Common Stock at a price of $2.43 per share in exchange for non-interest bearing promissory notes, which have a balance due of $75,100 at December 31, 2002 and 2001.

The notes are due and payable and the Company intends to pursue collection of these notes. In the event that any of the notes are non-collectable, the Company will demand surrender of the related shares issued and will cancel and write off the related notes receivable balance.

The Company has a 2002 Stock Plan under which 500,000 shares of Common Stock have been reserved for issuance to employees and consultants. Options to purchase Common Stock are also outstanding under the Company’s 1991 Stock Option Plan. During 1999, the Company granted options to purchase 136,000 shares, exercisable at $0.50 per share, the fair market value on the date of grant. During 2001 and 2002, no options were granted. Options to purchase 800 and 20,000 shares were exercised in 2000 and 2001 respectively. No new grants may be made under the 1991 Stock Option Plan.

The Company has a 1991 Director’s Stock Option Plan under which 50,000 shares of Common Stock are reserved for issuance. During 1999, the Company granted options to purchase 20,000 shares, exercisable at $0.50 per share, the fair market value on the date of grant. No new grants may be made under this plan.

Options granted under these plans become exercisable at a rate of 20% per year for five years from date of grant and expire six years or ten years from date of grant.

The following is a summary of activity under the 1981 and 1991 Incentive Stock Option Plan:

	Shares Subject to	Exercise Price
	Option	Per Share

Outstanding at December 31, 1999	387,950	$0.125-0.550
Canceled	[52,200]	$0.125-0.550
Exercised	[800]	$0.125
Outstanding at December 31, 2000	334,950	$0.125-0.550
Canceled	[12,500]	$0.125-0.550
Exercised	[20,000]	$0.25
Outstanding at December 31, 2001	302,450	$0.125-0.50
Canceled	[114,950]	$0.125-0.50
Exercised	0	$
Outstanding at December 31, 2002	187,500	$0.125-0.550

Following is a summary of the status of options outstanding at December 31, 2002.

Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price
$0.125	87,000	4	$0.125	87,000	$0.125
$0.500	75,500	7	$0.500	74,500	$0.500
$0.550	25,000	7	$0.550	25,000	$0.550

Total	187,500	6	$0.333	186,500	$0.332

Note 7: Income Taxes

The provisions for income taxes consist of the following:

Years Ended
December 31,	2002		2001	2000
Taxes on income:
U.S. Federal
Current	$	[10,900]	$4,000	$4,000
Deferred		322,400	48,000	27,100
		311,500	52,000	31,100
State
Current		4,000	8,000	3,200
Deferred		13,800	3,400	[14,800]
		17,800	11,400	[11,600]
Net income tax provision [benefit]		$329,300	$63,400	$19,500

A reconciliation of the statutory federal income tax rate with the effective tax rate reported in the financial statements follows:

Years ended December 31	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%
Effect on tax rate resulting from State and foreign income taxes, net of federal tax benefit	2.0%	7.4%	[17.0%]
Tax effect of change in valuation allowance		[7.4%]	[26.5%]
Expiration of tax credits		6.1%	22.0%
Other	0.6%	0.8%	16.0%
Effective tax rate	36.6%	40.9%	28.5%

The Company records its deferred taxes on a tax jurisdiction basis and classifies those net amounts as current or noncurrent based on the balance sheet classifications.

\

Deferred tax assets are comprised of the following:

December 31	2002	2001	2000
Allowance for doubtful accounts	$114,800	$188,600	$157,400
Accrued expenses	151,900	133,400	135,500
Loss carry forwards	245,700	503,800	549,300
Tax credits			11,500
Other	[33,800]	[11,000]	22,100
	$478,600	$814,800	$875,800
Deferred tax asset valuation allowance			[11,500]
Total deferred taxes, net	$478,600	$814,800	$864,300

At December 31, 2002, the Company had unused federal net operating loss carry forwards of approximately $720,000. The net operating losses expire in varying amounts until 2022. The Company believes that the “total deferred taxes, net” in the amount of $478,600 are more likely than not to be realized.

Note 8: Transactions with Related Parties

During January 2002, Mr. Ford and his wife, Dianna, acquired $150,000 in principal amount of the Company’s subordinated notes and related warrants to purchase common stock[see Note 4].

Note 9: Employee Benefit Plans

The Company has a 401[k] retirement savings plan for all eligible employees who have completed one year of service. Eligible employees have the option to contribute up to 15% of their eligible salary. The Company contributes an amount equal to 50% of the employee contribution, up to a maximum of $750 per employee per year for a total of $22,713 for 2002.

Note 10: Lease Commitments

Rental expense, relating primarily to a lease for the Company’s former office and manufacturing facility, amounted to $77,100 in 2002; $51,600 in 2001; and $275,700 in 2000.

At December 31, 2002, minimum annual lease commitments under non-cancelable leases, primarily for the Company’s facility in Tampa, Florida were as follows:

2003	$66,500
2004	53,000
2005	50,900
2006	0
Total	$170,400

Note 11: Net Income Per Share

Basic earnings per share were calculated as follows:

Years ended
December 31,	2002	2001	2000
Net income [loss]	$570,100	$91,500	$	[60,200]
Average common shares outstanding	3,855,591	3,851,845		3,711,566
Basic earnings per share	$0.15	$0.02	$	[0.02]

Diluted earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:

Year ended
December 31,	2002	2001	2000
Adjusted net income [loss]	$570,100	$91,500	$	[60,200]
Average common shares outstanding	3,855,591	3,851,845		3,711,566
Add: Exercise of options reduced by the number of shares purchased with proceeds	59,813	123,397		N/A
Add: Exercise of warrants reduced by the number of shares purchased with proceeds	65,742	57,455		N/A
Add: Exercise of warrants attached to debt reduced by the number of shares purchased with proceeds	68,750	N/A		N/A
Adjusted weighted average shares Outstanding	4,049,896	4,032,697		3,711,566
Earnings per common share assuming full dilution	$0.14	$0.02	$	[0.02]

At December 31, 2002 and 2001, options and warrants for the purchase of 194,305 and 180,851 common shares, respectively, at prices ranging from $0.50 to $0.625 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

Note 12: Litigation

The Company is involved in certain litigation matters. Management believes resolution of these disputes will not have a material adverse effect on the Company’s financial condition and results of operation.

Note13: Business Segment and Concentration of Credit Risk

Business Segment: The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

Product Line	2002	2001	2000
Net Sales
Pool products	$9,832,600	$9,071,200	$7,580,600
Thermal Energy Storage	5,203,900	3,029,100	3,900,900
	$15,036,500	$12,100,300	$11,481,500

Geographic information for revenues and long-lived assets for the year ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Net Sales
Domestic	$11,565,500	$9,862,700	$8,416,500
Foreign
Japan	2,626,700	1,128,300	2,218,500
Other	844,300	1,109,300	846,500
	$15,036,500	$12,100,300	$11,481,500
Long –lived assets
Domestic	$5,799,400	$6,110,900	$5,344,000

For fiscal 2002, the Company had one major customer who individually accounted for 17.5% of sales. For fiscal 2001, the Company had no single customer who accounted for 10% or more of sales. For fiscal 2000, the Company had two major customers who individually accounted for 19.3% and 10.4% of sales, respectively.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located in California, Florida, and foreign countries. As of December 31, 2002, unsecured trade accounts receivable from customers in California, Florida, and foreign countries were $260,200; $987,500; and $569,500; respectively.

For fiscal year 2002, the Company had two major customers who individually accounted for 10% or more of Accounts Receivable totaling $387,500 and $333,000.

The Company had a bank balance in excess of the federally insured limit in the amount of $84,489 at December 31, 2002.

FAFCO, Inc.

Schedule
II

Valuation and Qualifying Accounts and Reserves

	Balance at	Additions Charged
	Beginning of	to Costs and			Balance at End of
Description	Period	Expenses	Deductions		Period

2002:
Allowance for doubtful accounts current accounts receivable	$479,600	$49,700		$237,300 [1]	$292,000
Warranty reserve	252,000	222,400		182,700 [2]	291,700
2001:
Allowance for doubtful accounts current accounts receivable	$400,000	$79,600	$		$479,600
Warranty reserve	287,700	141,500		177,200 [2]	252,000
Deferred tax asset valuation allowance	11,500			11,500
2000
Allowance for doubtful accounts current accounts receivable	$317,800	$89,000		$6,800 [1]	$400,000
short-term receivable	27,600			27,600 [1]
long-term receivable	31,700			31,700 [1]
Warranty reserve	282,700	156,700		151,700 [2]	287,700
Deferred tax asset valuation allowance	29,600			18,100	11,500

[1] Write-off of uncollectible accounts.
[2] Cost of warranty claims processed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15[d] of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003	FAFCO, Inc.

/s/ Freeman A. Ford

Freeman A. Ford, Chairman of Board, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Freeman A. Ford and Nancy I. Garvin, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Freeman A. Ford Freeman A. Ford	Chairman of the Board, President and Chief Executive Officer [Principal Executive Officer]	March 26, 2003

/s/ Nancy I. Garvin Nancy I. Garvin	Vice President, Finance and Chief Financial Officer [Principal Financial and Accounting Officer]	March 26, 2003

/s/ William A. Berry William A. Berry	Director	March 26, 2003

/s/ Robert W. Selig, Jr. Robert W. Selig, Jr.	Director	March 26, 2003

/s/ William Chisholm William Chisholm	Director	March 26, 2003

/s/ David Ford David Ford	Director	March 26, 2003

CERTIFICATION

I, Freeman A. Ford, certify that:

1.	I have reviewed this annual report on Form 10K of FAFCO, Inc. [The “Registrant”]

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-14 and 15d-14] for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report [the “Evaluation Date”]; and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors [or persons performing the equivalent functions]:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003

By:	/s/ Freeman A. Ford

Name:	Freeman A. Ford

Title:	Chairman of the Board, President, and Chief Executive Officer [Principal Executive Officer]

CERTIFICATION

I, Nancy I. Garvin, certify that:

1	I have reviewed this annual report on Form 10K of FAFCO, Inc. [The “Registrant”]

2	Based on my knowledge, this annual report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-14 and 15d-14] for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report [the “Evaluation Date”]; and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of registrant’s board of directors [or persons performing the equivalent functions]:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrant’s internal controls; and

6	The Registrant’s other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003

By:	/s/ Nancy I. Garvin

Name:	Nancy I. Garvin

Title:	Vice President of Finance and Chief Financial Officer [Principal Financial Officer]

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 [Nos. 2-75201, 2-86299, 2-95390 and 33-76220] and related prospectuses of FAFCO, Inc. of our report dated February 28, 2003, relating to the financial statements and financial statement schedule, which appears in this Annual Report on Form 10K.

Burr, Pilger & Mayer, LLP
San Francisco, California

March 24, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1[1]	Articles of Incorporation, as amended.
3.2[2]	Bylaws, as amended.
3.2[a][1]	Certificate of Amendment of Bylaws.
4.3	Reference Exhibits 3.1 and 3.2.
4.4	Subordinated Notes Purchase Agreement dated January 2, 2002, between Registrant and certain investors under [the “Purchase Agreement”]
4.2[a]	Forms of Subordinated Promissory Note issued under Purchase Agreement.
4.2[b]	Form of Warrant issued under Purchase Agreement.
10.1	Reference Exhibit 4.1.
10.2[4]*	1981 Incentive Stock Option Plan.
10.3[4]*	Form of 1981 Incentive Stock Option Agreement.
10.4[1]	Standard Form of Distributor Agreement.
10.5[3]	Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.
10.6[8]*	1991 Stock Option Plan, as amended.
10.6[a][5]*	Form of Stock Option Agreement used under the 1991 Stock Option Plan.
10.7[5]*	1991 Directors’ Stock Option Plan.
10.7[a][5]*	Form of Nonstatutory Stock Option Agreement used under 1991 Director’s Stock Option Plan.
10.8[5]*	Employee Stock Purchase Plan.
10.8[a][5]*	Form of Subscription Agreement used under Employee Stock Purchase Plan.
10.9[6]	Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems Engineering, as Licensee, dated January 1, 1993.
10.10[7]	Export — Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as Licensee, dated October 22, 1993.
10.11(11)	Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender, dated April 13, 2000.
10.11[a][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated April 13, 2000.
10.11[b][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated October 16, 2000.
10.11[c][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated December 15, 2000.
10.11[d][12]	Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.
10.11[e][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated May 9, 2001.
10.11[f][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.
10.11[g][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated January 26, 2001.
10.11[h][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated July 26, 2001.
10.11[i]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated August 8, 2002.
10.11[j]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated November 10, 2002.
10.12[8]	Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as Agent/Distributorship, dated December 10, 1994.
10.13	Licensing Agreement between Registrant, as Licensor, and Beijing ZhongDian Duoli Refrigeration Engineering Co. Ltd., as Licensee, dated May 16, 2002 (to be filed by amendment)
10.14*	2002 Stock Plan (to be filed by amendment)
18.1[9]	Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.
21.1[10]	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants [see page 48]
24.1	Power of Attorney [see page 45]
99.1	Management Certifications pursuant to 18U.S.C. 1350

*Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 [File No. 2-72297] filed May 14, 1981.

(2)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

(3)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(8)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994

(9)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1998.

(10)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2000.

(12)	Incorporated by reference to exhibit filed with Registrant’s Annual Report in Forms 10K for the fiscal year ended December 31, 2001, as amended.