Form 10-K/A
period 2002-12-31
FAFCO INC
filed 2003-04-03
CIK 352956

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[Mark One]

[X]	Annual report pursuant to Section 13 or 15[d] of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15[d] of the Securities Exchange Act of 1934

For the transition period from             to          .

Commission file number 0-10120

FAFCO, Inc.

[Exact name of registrant as specified in its charter]

California [State or other jurisdiction of incorporation or organization]	94-2159547 [IRS Employer Identification No.]

435 Otterson Drive, Chico, California [Address of principal executive offices]	95928 [Zip Code]

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

Yes       [X]         No       [  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     [  ]      No    [X]

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 23.1
EXHIBIT 99.1

The registrant hereby files this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “Annual Report”) to amend Part IV, Item 15(a)(2) of the Annual Report to include (1) the Licensing Agreement dated May 16, 2002 between the registrant and Beijing ZhongDian Duoli Refrigeration Engineering Co. Ltd., as Exhibit 10.13, and (2) the registrant’s 2002 Stock Plan as Exhibit 10.14. No other portion of the Annual Report is amended.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8K

[a][3] Exhibits

Exhibit No.	Description

3.1[1]	Articles of Incorporation, as amended.

3.2[2]	Bylaws, as amended.

3.2[a][1]	Certificate of Amendment of Bylaws.

4.1	Reference Exhibits 3.1 and 3.2.

4.2	Subordinated Notes Purchase Agreement dated January 2, 2002, between Registrant and certain investors [the “Purchase Agreement"]

4.2[a]	Forms of Subordinated Promissory Note issued under Purchase Agreement.

4.2[b]	Form of Warrant issued under Purchase Agreement.

10.1	Reference Exhibit 4.1.

10.2[4]*	1981 Incentive Stock Option Plan.

10.3[4]*	Form of 1981 Incentive Stock Option Agreement.

10.4[1]	Standard Form of Distributor Agreement.

10.5[3]	Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.

10.6[8]*	1991 Stock Option Plan, as amended.

10.6[a][5]*	Form of Stock Option Agreement used under the 1991 Stock Option Plan.

10.7[5]*	1991 Directors’ Stock Option Plan.

10.7[a][5]*	Form of Nonstatutory Stock Option Agreement used under 1991 Director’s Stock Option Plan.

10.8[5]*	Employee Stock Purchase Plan.

10.8[a][5]*	Form of Subscription Agreement used under Employee Stock Purchase Plan.

10.9[6]	Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems Engineering, as Licensee, dated January 1, 1993.

10.10[7]	Export - Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as Licensee, dated October 22, 1993.

10.11(11)	Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender, dated April 13, 2000.

10.11[a][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated April 13, 2000.

10.11[b][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated October 16, 2000.

10.11[c][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated December 15, 2000.

10.11[d][12]	Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.

10.11[e][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated May 9, 2001.

10.11[f][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.

10.11[g][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated January 26, 2001.

10.11[h][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated July 26, 2001.

10.11[i]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated August 8, 2002.

10.11[j]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated November 10, 2002.

10.12[8]	Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as Agent/Distributorship, dated December 10, 1994.

10.13	Licensing Agreement between Registrant, as Licensor, and Beijing ZhongDian Duoli Refrigeration Engineering Co. Ltd., as Licensee, dated May 16, 2002

10.14*	2002 Stock Plan

18.1[9]	Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.

21.1[10]	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants

24.1+	Power of Attorney

99.1	Management Certifications pursuant to 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan or arrangement.

+	Previously filed.

(1)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 [File No. 2-72297] filed May 14, 1981.

(2)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

(3)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(8)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994

(9)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1998.

(10)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2000.

(12)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2002, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15[d] of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 2, 2003	FAFCO, Inc.

/s/ Freeman A. Ford

Freeman A. Ford, Chairman of Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Freeman A. Ford Freeman A. Ford	Chairman of the Board, President and Chief Executive Officer [Principal Executive Officer]	April 2, 2003

/s/ Nancy I. Garvin Nancy I. Garvin	Vice President, Finance and Chief Financial Officer [Principal Financial and Accounting Officer]	April 2, 2003

/s/ William A. Berry* William A. Berry	Director	April 2, 2003

/s/ Robert W. Selig, Jr.* Robert W. Selig, Jr.	Director	April 2, 2003

/s/ William Chisholm* William Chisholm	Director	April 2, 2003

/s/ David Ford* David Ford	Director	April 2, 2003

*By: /s/ Nancy I. Garvin Nancy I. Garvin, Attorney-in-Fact		April 2, 2003

CERTIFICATION

I, Freeman A. Ford, certify that:

1.	I have reviewed this annual report on Form 10K of FAFCO, Inc. [The “Registrant"]

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-14 and 15d-14] for the Registrant and we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report [the “Evaluation Date"]; and

c	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors [or persons performing the equivalent functions]:

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 2, 2003
By:	/s/ Freeman A. Ford

Name:	Freeman A. Ford
Title:	Chairman of the Board, President, and Chief Executive Officer [Principal Executive Officer]

CERTIFICATION

I, Nancy I. Garvin, certify that:

1	I have reviewed this annual report on Form 10K of FAFCO, Inc. [The “Registrant"]

2	Based on my knowledge, this annual report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-14 and 15d-14] for the Registrant and we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report [the “Evaluation Date"]; and

c	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of registrant’s board of directors [or persons performing the equivalent functions]:

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrant’s internal controls; and

6	The Registrant’s other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 2, 2003
By:	/s/ Nancy I. Garvin

Name:	Nancy I. Garvin
Title:	Vice President of Finance and Chief Financial Officer [Principal Financial Officer]

Exhibit No.	Description

3.1[1]	Articles of Incorporation, as amended.

3.2[2]	Bylaws, as amended.

3.2[a][1]	Certificate of Amendment of Bylaws.

4.1	Reference Exhibits 3.1 and 3.2.

4.2	Subordinated Notes Purchase Agreement dated January 2, 2002, between Registrant and certain investors under [the “Purchase Agreement"]

4.2[a]	Forms of Subordinated Promissory Note issued under Purchase Agreement.

4.2[b]	Form of Warrant issued under Purchase Agreement.

10.1	Reference Exhibit 4.1.

10.2[4]*	1981 Incentive Stock Option Plan.

10.3[4]*	Form of 1981 Incentive Stock Option Agreement.

10.4[1]	Standard Form of Distributor Agreement.

10.5[3]	Licensing Agreement between the Registrant, as Licensor, and Enercon Engineering, as Licensee, dated May 20, 1988.

10.6[8]*	1991 Stock Option Plan, as amended.

10.6[a][5]*	Form of Stock Option Agreement used under the 1991 Stock Option Plan.

10.7[5]*	1991 Directors’ Stock Option Plan.

10.7[a][5]*	Form of Nonstatutory Stock Option Agreement used under 1991 Director’s Stock Option Plan.

10.8[5]*	Employee Stock Purchase Plan.

10.8[a][5]*	Form of Subscription Agreement used under Employee Stock Purchase Plan.

10.9[6]	Licensing Agreement and Addendum between the Registrant, as Licensor, and Jang-Han Systems Engineering, as Licensee, dated January 1, 1993.

10.10[7]	Export - Import and Technical License Agreement between the Registrant, as Licensor, and Ebara Corporation, as Licensee, dated October 22, 1993.

10.11(11)	Construction Trust Deed between Registrant as Trustor and Butte Community Bank as Lender, dated April 13, 2000.

10.11[a][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated April 13, 2000.

10.11[b][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated October 16, 2000.

10.11[c][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated December 15, 2000.

10.11[d][12]	Business Loan Agreement between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.

10.11[e][12]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated May 9, 2001.

10.11[f][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender, dated May 15, 2000.

10.11[g][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated January 26, 2001.

10.11[h][12]	Promissory Note between Registrant as Borrower and Butte Community Bank as Lender dated July 26, 2001.

10.11[i]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated August 8, 2002.

10.11[j]	Change in Terms Agreement between Registrant as Borrower and Butte Community Bank as Lender dated November 10, 2002.

10.12[8]	Agency/Distributorship Agreement between Registrant as Manufacturer and Jabria Establishment, as Agent/Distributorship, dated December 10, 1994.

10.13	Licensing Agreement between Registrant, as Licensor, and Beijing ZhongDian Duoli Refrigeration Engineering Co. Ltd., as Licensee, dated May 16, 2002

10.14*	2002 Stock Plan

18.1[9]	Letter re change in Accounting Principle from Burr, Pilger & Mayer dated November 5, 1997.

21.1[10]	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants

24.1+	Power of Attorney

99.1	Management Certifications pursuant to 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan or arrangement.

+	Previously filed.

(1)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 [File No. 2-72297] filed May 14, 1981.

(2)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

(3)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(8)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994

(9)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1998.

(10)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2000.

(12)	Incorporated by reference to exhibit filed with Registrant’s Annual Report in Forms 10K for the fiscal year ended December 31, 2001, as amended.