Form 10-Q
period 2003-03-31
FAFCO INC
filed 2003-05-13
CIK 352956

- 1 - - 1 -

UNITED STATES>

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-10120

FAFCO, Inc.

(Exact name of Registrant as specified in its charter)

California 94-2159547

(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

435 Otterson Drive, Chico,California 95928

(Address, including zip code, of Registrants principal executive offices)

(530) 332-2100

(Companys telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YesXNo

Indicate by check mark whether the registrant is on accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YesNoX

At May 8, 2003, 3,855,591 shares of the Companys Common Stock, $.125 par value were issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FAFCO, Inc.

CONSOLIDATED BALANCE SHEET

March 31, 2003 (unaudited)		December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$75,100		$100,400
Accounts receivable, less allowance for doubtful accounts of $301,800 in 2003 and $292,000 in 2002	2,531,600		1,974,200
Current portion of long term notes receivable	11,400		11,400
Inventories	1,284,400		1,331,900
Prepaid expenses and other current assets	352,100		264,200
Other accounts receivable, net of allowance	20,400		9,600
Deferred tax asset	206,200		206,200
Total current assets	$4,481,200		3,897,900
Property, plant and equipment, at cost	8,356,100		8,290,200
Less accumulated depreciation and amortization	(2,611,200)		(2,490,800)
	5,744,900		5,799,400
Notes receivable less current portion and other assets (net)	69,600		72,000
Deferred tax asset, net of allowance	172,000		272,400
Total assets	$10,467,700		$10,041,700
Liabilities and shareholders equity
Current Liabilities:
Bank line of credit	$324,200	$
Notes payable to bank current portion	188,600		229,300
Accounts payable and other accrued expenses	1,369,200		1,292,300
Accrued compensation and benefits	324,800		338,400
Accrued warranty expense	292,500		291,700
Total current liabilities	2,499,300		2,151,700
Mortgage	3,267,400		3,284,600
Notes payable to bank less current portion	223,500		250,900
Subordinated debt	500,000		500,000
Other non-current liabilities	19,800		26,400
Total liabilities	$6,510,000		$6,213,600
Commitments and contingent liabilities
Shareholders equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued
Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,855,591 issued and outstanding as of March 31, 2003 and December 31, 2002.	$481,900		$481,900
Capital in excess of par value	5,137,300		5,137,300
Notes receivable secured by common stock	(75,100)		(75,100)
Accumulated deficit	(1,586,400)		(1,716,000)
Total shareholders equity	$3,957,700		$3,828,100
Total liabilities and shareholders equity	$10,467,700		$10,041,700
The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION (continued)

FAFCO, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$3,786,600	$3,752,600
Other income (net)	(10,100)	(17,100)

Total revenues	3,776,500	3,735,500

Cost of goods sold	2,106,000	2,237,900
Marketing & selling expense	778,600	702,400
General & administrative expense	489,200	408,000
Research & development expense	80,300	69,200
Net interest expense	85,400	115,200

Total costs and expenses	3,539,500	3,532,700

Income before income taxes	237,000	202,800
Provision for income taxes	107,400	53,300

Net income	$129,600	$149,500

Basic earnings net income per share	$ 0.03	$0.04
Diluted net income per share	$ 0.03	$ 0.04

The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION (continued)

FAFCO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$129,600	$149,500
Adjustments to reconcile net income to net cash provided by (used in operating activities:
(used in) operating activities:
Depreciation	120,400	130,000
Write offs and allowance for doubtful accounts Provision for inventory reserve	9,900	24,100
Change in assets and liabilities:
Accounts receivable	(578,100)	(1,005,300)
Inventories	47,500	2,700
Prepaid expenses and other assets	(87,900)	(83,400)
Deferred tax assets	100,400	---
Other assets (net)	2,400	---
Payables, accrued expenses and other current liabilities	64,100	552,000
Other non-current liabilities	(6,600)	8,200
Net cash used in operating activities	(198,300)	(222,200)

Cash flow from investing activities:
Purchase of fixed assets	(65,900)	(189,300)
Net cash used in investing activities	(65,900)	(189,300)

Cash flow from financing activities:
Proceeds of subordinated debt issuance	---	500,000
Proceeds from bank line of credit	499,200	834,400
Repayment of bank line of credit	(175,000)	(955,000)
Repayment of notes payable to bank	(68,100)	(59,800)
Repayment of mortgage	(17,200)	(8,000)
Net cash provided by financing activities	238,900	311,600
Net decrease in cash and cash equivalents	(25,300)	(99,900)
Cash and cash equivalents, beginning of period	100,400	121,200
Cash and cash equivalents, end of period	$75,100	$21,300

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$89,700	$103,000
Cash paid during the period for income taxes	$4,000	$300

Non-Cash Financing Activity

In January 2002, the Company recorded $28,800, the deemed fair value of the warrants to purchase common shares with the issuance of the subordinated notes. See Note 4.

The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION (continued)

FAFCO, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       The accompanying financial statements of FAFCO, Inc. (the Company) have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.However, in the opinion of the Companys management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year.These financial statements, notes, and analyses should be read in conjunction with the Companys Annual Report on Form 10-K for the year ended December 31, 2002.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities.The Company will apply SFAS No.146 to activities initiated after December 31, 2002.The adoption of SFAS No.146 is not expected to have a material impact on the Companys consolidated statements of income or financial position.

We apply the intrinsic value method or variable accounting treatment to our stock awards, depending on the nature of the award.The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2003	2002

Net income, as reported	$129,600	$149,500
Add: Stock-based compensation, as reported	N/A	N/A
Deduct: Total stock-based compensation determined under fair
value based method for all awards	N/A	N/A

Adjusted net loss, fair value method for all stock-based awards	$129,600	$149,500

Basic and diluted income per share as reported	$0.03	$0.04
Basic and diluted income per share SFAS No. 123 adjusted	$0.03	$0.04

Part I - FINANCIAL INFORMATION Item 1 (continued)

3.       Inventories are valued at the lower of cost, determined on a first in, first out (FIFO) basis, or market, and consist of the following.

	March 31, 2003	December 31, 2002
Raw materials	$603,500	$636,600
Work in process	305,200	329,900
Finished goods	375,700	365,400
	$1,284,400	$1,331,900

4.       The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable.Unused borrowing capacity was $675,800 at March 31,2003.Amounts borrowed bear interest at prime rate plus 1.5% (5.75% at March 31, 2003) per annum and are secured by substantially all the assets of the Company.This line of credit expires on August 10, 2003.At March 31,2003,the Company had complied with or obtained waivers for compliance with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000 bearing interest at prime plus 1.5% (5.75% at March 31, 2003). At March 31, 2003, the Company had an outstanding balance of $16,200 on this loan facility.The Company also has a 60-month term loan available in the amount of $500,000 bearing interest at prime plus 1.5% (5.75% at March 31, 2003). At March 31, 2003, the Company had an outstanding balance of $330,400 on this loan facility.

The Company also has a $3,400,000 mortgage loan with a maturity date of June 10, 2030. Principal is amortized over a 29 year term from January 10, 2001. The initial interest rate on this mortgage loan was 9.05%.In November 2002, the interest rate was renegotiated and adjusted to 8%.In March 2003,the interest rate was again renegotiated downward and is currently fixed at 6.75%.The interest rate will be changed on April 10thof each fifth year to the then current prime rate plus .35%. The balance on this mortgage at March 31, 2003, was $3,332,900.

In January 2002, the Company issued $500,000 in principal amount of subordinated notes, accompanied by warrants to purchase up to 200,000 shares of the common stock of the Company.The warrants have an exercise price of $0.125 per share.The Company recorded $28,800 as a discount and additional paid in capital for the deemed fair value of the warrants.The discount is being amortized over the term of the notes.The three-year notes bear interest, payable quarterly, at an initial annual rate of 10%, increasing to 12% for all periods after the first anniversary of the date of the notes.The notes are subordinated to bank borrowings and other secured indebtedness for money borrowed.The Company may at its option call the notes for redemption at any time with ten (10) days notice.Holders of the notes are entitled to certain rights with respect to registration of the common stock issuable upon exercise of the warrants. The Chairman and Chief Executive Officer of the Company and his spouse purchased notes with a principal amount of $150,000 in this offering, and received warrants to purchase 30,000 shares of common stock.

5.       Net Income Per Share

Basic earnings per share were calculated as follows:

	Quarter Ended March 31
	2003	2002

Net income	$129,600 3,855,591	$149,500 3,855,591
Average common shares outstanding
Basic earnings per share	$0.03	$0.04

Part I - FINANCIAL INFORMATION (continued)

Diluted earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:

	Quarter Ended March 31
	2003	2002

Adjusted net income	$129,600	$149,500
Average common shares outstanding	3,855,591	3,855,591
Add: Exercise of options reduced by the number of shares purchased with proceeds	53,538	131,966
Add:Exercise of warrants reduced by the number of shares purchased with proceeds	52,356	65,742
Add:Exercise of warrants attached to debt reduced by the number of shares purchased with proceeds	123,077	68,750
Adjusted weighted average shares outstanding	4,084,562	4,122,049
Earnings per common share assuming dilution	$0.03	$0.04

At March 31, 2003, options and warrants for the purchase of 125,500 shares of common stock at prices ranging from $0.50 to $0.56 were antidilutive and therefore not included in the computation of diluted earnings per share.At March 31,2002,options and warrants for the purchase of 236,000 shares of common stock at prices ranging from $0.50 to $0.625 were antidilutive and therefore not included in the computations of diluted earnings per share.

6.Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

	Quarter Ended March 31
	2003	2002
Product Line
Net Sales
Pool Products	$2,675,900	2,895,600
Thermal Energy Storage Products	1,110,700	857,000
	$3,786,600	3,752,600

Geographic information for revenues and long-lived assets are as follows:

	Quarter Ended March 31
	2003	2002
Net Sales
Domestic	$2,922,100	$3,226,900
Foreign
Japan	736,500	309,200
Other	128,000	216,500
	$3,786,600	$3,752,600

Part I - FINANCIAL INFORMATION (continued)

Long-lived assets	March 31, 2003	December 31, 2002
Domestic	$5,744,900	$5,799,400

For the three months ended March 31, 2003, the Company had one major customer who accounted for 10% or more of sales totaling $736,500.

For the three months ended March 31, 2002, the Company had no major customers who accounted for 10% or more of sales.

Concentration of Credit Risk:Most of the Companys business activity is with customers located in California, Florida and foreign countries. As of March 31, 2003, unsecured trade accounts receivable for customers in California, Florida, and foreign countries were $514,000, $1,192,400, and $323,500.

7.Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2003	December 31, 2002
Building	$3,679,100	$3,679,100
Land	550,400	550,400
Machinery and equipment	2,685,000	2,649,500
Office and computer equipment	508,200	477,800
Leasehold improvements	599,800	599,800
Vehicles	333,600	333,600
	$8,356,100	$8,290,200
Less accumulated depreciation and amortization	(2,611,200)	(2,490,800)
	$5,744,900	$5,799,400

Item 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

This Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.The forward-looking statements involve risks and uncertainties, including, among other things, the uncertainties associated with forecasting future revenues, costs and expenses. Our actual results may differ materially from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Factors that might cause such a difference include, but are not limited to, those discussed below and under Factors Affecting Future Results.We assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

You should read the following discussion in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this report and in other reports and documents filed from time to time with the Securities and Exchange Commission.

Results of Operations

Net sales for the quarter ended March 31 experienced a slight overall increase to $3,786,600 in 2003 from $3,752,600 in 2002. This increase was due to increased unit sales of the Company's IceStor products offset in part by decreased unit sales of the Company's pool products.

Net sales of the Company's IceStor products were 29.6% higher in the first quarter of 2003 than in the corresponding quarter in 2002 due to increased sales to the Company's licensee in Japan.The Company does not expect this trend to continue throughout the year.The Company's pool product sales decreased by 7.6% primarily due to decreased sales of its Above Ground Pool Systems. The Company attributes this decrease to winter-like conditions in the primary market area and expects sales to increase later in the season.

Cost of goods sold decreased to $2,106,000 (55.6% of net sales) in the first quarter of 2003 compared with $2,237,900 (59.6% of net sales) in the first quarter of 2002. This 5.9% decrease in absolute dollars was due to increased production efficiencies, while the decrease as a percent of sales was due to higher sales of the Company's higher margin products.

Marketing and selling expenses increased to $778,600 (20.6% of net sales) in the first quarter of 2003 compared with $702,400 (18.7% of net sales) in the first quarter of 2002. This 10.8% increase was due mainly to costs associated with market research projects and trade shows, along with increased lead generation and personnel related costs pertaining to the Company's retail office in Tampa, Florida.

General and administrative expenses increased to $489,200 (12.9% of net sales) in the first quarter of 2003 compared with $408,000 (10.9% of net sales) in the first quarter of 2002. This 19.9% increase was due to a variety of business expenses such as insurance, credit card processing fees, and small equipment purchases along with personnel related costs pertaining to the Company's retail office in Tampa, Florida.

Research and development expenses increased to $80,300 (2.1% of net sales) in the first quarter of 2003 compared with $69,200 (1.8% of net sales ) in the first quarter of 2002.

Net interest expense decreased to $85,400 (2.3% of net sales) in the first quarter of 2003 compared with $115,200 (3.1% of net sales) in the first quarter of 2002.This decrease was primarily the result of a reduction in the interest rate on the Company's mortgage on it's facility in Chico, California along with decreased borrowings against the Company's line of credit.

Total costs and expenses increased slightly to $3,539,500 in the first quarter of 2003 compared to $3,532,700 for the same period of 2002.

Operating profit for the first quarter of 2003 increased 16.9% from $202,800 for the quarter ended March 31, 2002 to $237,000 for the first quarter of 2003.Net income for the quarter ended March 31, 2003 declined to $129,600 from $149,500 in 2002. This 13.3% decrease was due to a doubling of income taxes accrued in the first quarter of 2003 compared to 2002.

Liquidity and Capital Resources

The Company's cash position decreased to $75,100 at March 31, 2003 from $100,400 at December 31, 2002.

At March 31, 2003, the Company's accounts payable and other accrued expenses had increased to $1,369,200 from $1,292,300 at December 31, 2002.This increase was primarily due to increased purchases to support the increase in sales.

At March 31, 2003, the Company's inventories had decreased to $1,284,400 from $1,331,900 at December 31, 2002.

At March 31, 2003, the Company's current ratio was 1.79:1.00 compared to 1.81:1.00 at December 31,2002. The Company had working capital of $1,981,900 at March 31, 2003 compared with $1,746,200 at December 31,2002. Total assets exceeded total liabilities by $3,957,700 at March 31, 2003 compared with $3,828,100 at December 31, 2002.

Part I-FINANCIAL INFORMATION Item 2(continued)

The Company believes that its cash flow from operations, together with bank borrowing and availability under its bank revolving line of credit, will be sufficient to support operations during the next twelve months.The foregoing statement of how long the Company's capital resources are expected to last is a forward-looking statement involving risks and uncertainties, including the amount of the variability of demand for the Company's products and uncertainty regarding the ability of the Company to control its operating expenses.If sales decline from current levels additional debt or equity financing may be required.There can be no assurance that such additional financing, if required, would be available on favorable terms or at all or that such financing would not significantly dilute the ownership interests and rights of existing shareholders.

The Company has a line of credit, of which $324,200 had been utilized, and $675,800 remained available at March 31, 2003.This line of credit expires on August 10, 2003.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000 bearing interest at prime plus 1.5%.At March 31,2003, the Company had an outstanding balance of $16,200 on this loan facility.

The Company also has a 60-month term loan facility available in the amount of $500,000 bearing interest at prime plus 1.5%.At March 31, 2003, the Company had an outstanding balance of $330,400 on this loan facility.

The Company has outstanding promissory notes with an aggregate principle amount of $500,000 ("the Notes"). The principle amount of the Notes is due and payable in January 2005.Interest is payable quarterly at an initial rate of 10% per annum, increasing to 12% starting January 2003.

At March 31, 2003, the Company owed an aggregate of $4,003,700 under various bank credit facilities and $500,000 of subordinated notes.Payments due under these credit facilities are as follows:

	Total amounts committed	Amount of commitment expiration per period
		Less than year	1-3 years	4-5 years	Over 5 years
Line of credit	$ 324,200	$ 324,200
Bank term loans	346,600	123,000	$ 223,600
Mortgage	3,332,900	65,600	156,100	$ 59,400	$ 3,051,800
Notes	500,000		500,000
Total	$ 4,503,700	$ 512,800	$ 879,700	$ 59,400	$ 3,051,800

The bank may accelerate payment of the amount owed if the Company fails to meet financial and other covenants set forth in the loan agreements.The Company is currently in compliance with, or has obtained waivers for compliance with the loan covenants.

The Company must maintain various loan covenants including a maximum debt to net worth ratio; minimum current, quick, and cash flow ratios; minimum net worth and working capital.Failure to meet these covenants could result in the Companys loans being called or restricted by its bank.

Factors Affecting Future Results

U.S. Economic Conditions:A protracted U.S. recession could adversely impact new housing and commercial construction in our largest market, which in turn could cause us to miss our revenue growth goals.

Asian Economic Conditions:Sales in Japan and other Asian countries account for virtually all our international sales, and contribute a significant portion of our overall revenues.In the event that these economies experience declining growth or contraction, our sales in these areas could be adversely impacted.

Part I-FINANCIAL INFORMATION Item 2 (continued)

Growth of U.S. Thermal Energy Storage (TES) Market:The Companys ability to increase sales of its thermal energy storage products is dependent on growth in the overall market because opportunities for market share growth are limited.An extended recession in the general economy, a general decline in construction of commercial properties or a decline in energy prices could all adversely affect demand for thermal energy storage systems.

Destabilizing Incidents:Additional destabilizing events such as terrorist attacks or overseas conflicts, if they occur, could disrupt our supply chain, increase our materials costs, reduce demand for our products, and otherwise negatively impact our operating results.

Materials Prices:Raw materials including polyolefin resins account for a major portion of the Companys cost of sales.Any increase in these prices because of supply shortages or otherwise would reduce its operating margins and adversely impact its profitability.

Export sales are subject to certain controls and restrictions, including tariffs and import duties and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions.However, the Company has not experienced any material difficulties in the past relating to such limitations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk The Company typically maintains only minimal investments in interest bearing securities and accounts.As of March 31, 2003,the Companys cash and cash equivalents and other interest bearing assets were $75,100. Accordingly, a change in market interest rates would not have significant impact on the value of the Companys assets or on interest income.

The Company is subject to fluctuating interest rates for variable rate bank borrowings.These fluctuations may impact, adversely or otherwise, results of operations or cash flows.

As of March 31, 2003, the Company has a mortgage in the amount of $3,332,900 with a maturity date of June 10, 2030.The interest rate at March 31, 2003 was 8.00%, decreasing to 6.75% on April 10, 2003. The current interest rate is fixed through April 10, 2008; the interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%.

The Company also has a 36-month term loan with a principal balance of $16,200 and a maturity date of May 10, 2003.The Company also has a 60-month term loan with a principal balance of $330,400 and a maturity date of May 10, 2006.The interest rate on these loan facilities is prime plus 1.5%.

Foreign Exchange Risk: The Company operates primarily in the United States, and all domestic sales to date have been made in U.S. dollars.Although significant portions of the Companys revenues are contributed by overseas sales, these sales are always denominated in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Equity Market Risk: FAFCO did not hold any equity securities of other companies as of March 31,2003.Accordingly, it has not had any material exposure to equity market fluctuations.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Companys chief executive officer and chief financial officer, after evaluating the Companys disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the Exchange Act) Rules 13a-14c and 15-d as of a date (the Evaluation Date) within 90 days before the filing date of this Quarterly Report on Form 10Q have concluded that as of the Evaluation Date, the Companys disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange 4817: Commissionrulesandforms

(b) Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in the Companys internal controls or in other factors that could significantly affect its disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses identified in its internal controls.As a result, no corrective actions were required or undertaken.

PART II OTHER INFORMATION

Item 5 Other Information

The Company has a $3,400,000 mortgage loan with Butte Community Bank with a maturity date of June 10, 2030.Principal is amortized over a 29 year term from January 10, 2001; interest on this loan facility is fixed for five year increments. In March, 2003, the mortgage financing was renegotiated, resulting in a reduction of interest from 8% to 6.75% and a change in the initial interest adjustment date from June 10, 2005 to April 10, 2008, at which time the interest rate will be adjusted to the then current prime rate plus .35%.

Item 6 - Exhibits and Reports on Form 8-K

a.Exhibits

10.11 (k) Change in Terms Agreements between Registrant as Borrower and Butte Community Bank as lender dated March 24, 2003.

99.1Management Certifications pursuant to 18U.S.C.1350.

b. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAFCO, Inc. (Registrant)

DATE: May 10, 2003BY: /s/ Freeman A. Ford

Chairman of the Board, President a

and Chief Executive Officer

(Principal Executive Officer)

DATE:May 10 2003 BY: /s/ Nancy I. Garvin

Nancy I. Garvin,

Vice President - Finance

(Principal Financial and Accounting Officer)

CERTIFICATION

I, Freeman A. Ford, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of FAFCO, Inc. (The Registrant)

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

  The Registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The Registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants auditors and the audit committee of Registrants board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the Registrants auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrants internal controls; and

  The Registrants other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly Page 14 of 1affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:May 10, 2003

By:/s/Freeman A. Ford

Name:Freeman A. Ford

Title: Chairman of the Board, President, and

Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Nancy I. Garvin, certify that:

1I have reviewed this quarterly report on Form 10-Q of FAFCO, Inc. (The Registrant)

2         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4         The Registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.       evaluated the effectiveness of the Registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c.        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5          The Registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants ability to record, process, summarize and report financial data and have identified for the Registrants auditors any material weaknesses in internal controls; and

b.       any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrants internal controls; and

6         The Registrants other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:May 10, 2003

By:/s/Nancy I. Garvin

Name:Nancy I. Garvin

Title: Vice President of Finance and

Chief Financial Officer (Principal Financial Officer)