Form 10-Q/A
period 2003-03-31
FAFCO INC
filed 2003-05-14
CIK 352956

- 1 - - 1 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[Amendment No. 1]

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

Yes       No    X__

At May 8, 2003, 3,855,591 shares of the Company’s Common Stock, $.125 par value were issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FAFCO, Inc.

CONSOLIDATED BALANCE SHEET

March 31, 2003 (unaudited)		December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$75,100		$100,400
Accounts receivable, less allowance for doubtful accounts of $301,800 in 2003 and $292,000 in 2002	2,531,600		1,974,200
Current portion of long term notes receivable	11,400		11,400
Inventories	1,284,400		1,331,900
Prepaid expenses and other current assets	352,100		264,200
Other accounts receivable, net of allowance	20,400		9,600
Deferred tax asset	206,200		206,200
Total current assets	$4,481,200		3,897,900
Property, plant and equipment, at cost	8,356,100		8,290,200
Less accumulated depreciation and amortization	(2,611,200)		(2,490,800)
	5,744,900		5,799,400
Notes receivable less current portion and other assets (net)	69,600		72,000
Deferred tax asset, net of allowance	172,000		272,400
Total assets	$10,467,700		$10,041,700
Liabilities and shareholders’ equity
Current Liabilities:
Bank line of credit	$324,200	$
Notes payable to bank – current portion	188,600		229,300
Accounts payable and other accrued expenses	1,369,200		1,292,300
Accrued compensation and benefits	324,800		338,400
Accrued warranty expense	292,500		291,700
Total current liabilities	2,499,300		2,151,700
Mortgage	3,267,400		3,284,600
Notes payable to bank – less current portion	223,500		250,900
Subordinated debt	500,000		500,000
Other non-current liabilities	19,800		26,400
Total liabilities	$6,510,000		$6,213,600
Commitments and contingent liabilities
Shareholders’ equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued
Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,855,591 issued and outstanding as of March 31, 2003 and December 31, 2002.	$481,900		$481,900
Capital in excess of par value	5,137,300		5,137,300
Notes receivable secured by common stock	(75,100)		(75,100)
Accumulated deficit	(1,586,400)		(1,716,000)
Total shareholders’ equity	$3,957,700		$3,828,100
Total liabilities and shareholders’ equity	$10,467,700		$10,041,700
The accompanying notes are an integral part of this statement.

Part I - FINANCIAL INFORMATION (continued)

FAFCO, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$3,786,600	$3,752,600
Other income (net)	(10,100)	(17,100)

Total revenues	3,776,500	3,735,500

Cost of goods sold	2,106,000	2,237,900
Marketing & selling expense	778,600	702,400
General & administrative expense	489,200	408,000
Research & development expense	80,300	69,200
Net interest expense	85,400	115,200

Total costs and expenses	3,539,500	3,532,700

Income before income taxes	237,000	202,800
Provision for income taxes	107,400	53,300

Net income	$129,600	$149,500

Basic earnings net income per share	$ 0.03	$ 0.04
Diluted net income per share	$ 0.03	$ 0.04

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

Part I - FINANCIAL INFORMATION (continued)

FAFCO, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       The accompanying financial statements of FAFCO, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, in the opinion of the Company’s management, all adjustments necessary for a fair statement of results for the periods presented have been included.  The results for the period ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year.  These financial statements, notes, and analyses should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

We apply the intrinsic value method or variable accounting treatment to our stock awards, depending on the nature of the award.  The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2003	2002

Net income, as reported	$129,600	$149,500
Add: Stock-based compensation, as reported	N/A	N/A
Deduct: Total stock-based compensation determined under fair
value based method for all awards	N/A	N/A

Adjusted net loss, fair value method for all stock-based awards	$129,600	$149,500

Basic and diluted income per share – as reported	$0.03	$0.04
Basic and diluted income per share – SFAS No. 123 adjusted	$0.03	$0.04

2.   Basic and diluted net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. [See Note 5]

Part I - FINANCIAL INFORMATION – Item 1 (continued)

3.       Inventories are valued at the lower of cost, determined on a first in, first out (FIFO) basis, or market, and consist of the following.

	March 31, 2003	December 31, 2002
Raw materials	$603,500	$636,600
Work in process	305,200	329,900
Finished goods	375,700	365,400
	$1,284,400	$1,331,900

4.       The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable.  Unused borrowing capacity was $675,800 at March 31, 2003.  Amounts borrowed bear interest at prime rate plus 1.5% (5.75% at March 31, 2003) per annum and are secured by substantially all the assets of the Company.  This line of credit expires on August 10, 2003.  At March 31, 2003, the Company had complied with or obtained waivers for compliance with the loan covenants.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000 bearing interest at prime plus 1.5% (5.75% at March 31, 2003).  At March 31, 2003, the Company had an outstanding balance of $16,200 on this loan facility.  The Company also has a 60-month term loan available in the amount of $500,000 bearing interest at prime plus 1.5% (5.75% at March 31, 2003).  At March 31, 2003, the Company had an outstanding balance of $330,400 on this loan facility.

The Company also has a $3,400,000 mortgage loan with a maturity date of June 10, 2030.  Principal is amortized over a 29 ½ year term from January 10, 2001.   The initial interest rate on this mortgage loan was 9.05%.  In November 2002, the interest rate was renegotiated and adjusted to 8%.  In March 2003, the interest rate was again renegotiated downward and is currently fixed at 6.75%.  The interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%.  The balance on this mortgage at March 31, 2003, was $3,332,900.

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

Part I - FINANCIAL INFORMATION (continued)

Diluted earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:

	Quarter Ended March 31
	2003	2002

Adjusted net income	$129,600	$149,500
Average common shares outstanding	3,855,591	3,855,591
Add: Exercise of options reduced by the number of shares purchased with proceeds	53,538	131,966
Add: Exercise of warrants reduced by the number of shares purchased with proceeds	52,356	65,742
Add: Exercise of warrants attached to debt reduced by the number of shares purchased with proceeds	123,077	68,750
Adjusted weighted average shares outstanding	4,084,562	4,122,049
Earnings per common share assuming dilution	$0.03	$0.04

At March 31, 2003, options and warrants for the purchase of 125,500 shares of common stock at prices ranging from $0.50 to $0.56 were antidilutive and therefore not included in the computation of diluted earnings per share.  At March 31, 2002, options and warrants for the purchase of 236,000 shares of common stock at prices ranging from $0.50 to $0.625 were antidilutive and therefore not included in the computations of diluted earnings per share.

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

Net sales of the Company's IceStor products were 29.6% higher in the first quarter of 2003 than in the corresponding quarter in 2002 due to increased sales to the Company's licensee in Japan.  The Company does not expect this trend to continue throughout the year.  The Company's pool product sales decreased by 7.6% primarily due to decreased sales of its Above Ground Pool Systems.  The Company attributes this decrease to winter-like conditions in the primary market area and expects sales to increase later in the season.

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

Net interest expense decreased to $85,400 (2.3% of net sales) in the first quarter of 2003 compared with $115,200 (3.1% of net sales) in the first quarter of 2002.  This decrease was primarily the result of a reduction in the interest rate on the Company's mortgage on it's facility in Chico, California along with decreased borrowings against the Company's line of credit.

Total costs and expenses increased slightly to $3,539,500 in the first quarter of 2003 compared to $3,532,700 for the same period of 2002.

Operating profit for the first quarter of 2003 increased 16.9% from $202,800 for the quarter ended March 31, 2002 to $237,000 for the first quarter of 2003.  Net income for the quarter ended March 31, 2003 declined to $129,600 from $149,500 in 2002.  This 13.3% decrease was due to a doubling of income taxes accrued in the first quarter of 2003 compared to 2002.

Liquidity and Capital Resources

The Company's cash position decreased to $75,100 at March 31, 2003 from $100,400 at December 31, 2002.

At March 31, 2003, the Company's accounts payable and other accrued expenses had increased to $1,369,200 from $1,292,300 at December 31, 2002.  This increase was primarily due to increased purchases to support the increase in sales.

At March 31, 2003, the Company's inventories had decreased to $1,284,400 from $1,331,900 at December 31, 2002.

At March 31, 2003, the Company's current ratio was 1.79:1.00 compared to 1.81:1.00 at December 31, 2002.  The Company had working capital of $1,981,900 at March 31, 2003 compared with $1,746,200 at December 31, 2002.  Total assets exceeded total liabilities by $3,957,700 at March 31, 2003 compared with $3,828,100 at December 31, 2002.

Part I - FINANCIAL INFORMATION – Item 2  (continued)

The Company believes that its cash flow from operations, together with bank borrowing and availability under its bank revolving line of credit, will be sufficient to support operations during the next twelve months.  The foregoing statement of how long the Company's capital resources are expected to last is a forward-looking statement involving risks and uncertainties, including the amount of the variability of demand for the Company's products and uncertainty regarding the ability of the Company to control its operating expenses.  If sales decline from current levels additional debt or equity financing may be required.  There can be no assurance that such additional financing, if required, would be available on favorable terms or at all or that such financing would not significantly dilute the ownership interests and rights of existing shareholders.

The Company has a line of credit, of which $324,200 had been utilized, and $675,800 remained available at March 31, 2003.  This line of credit expires on August 10, 2003.

In addition to the line of credit, the Company has a 36-month term loan facility in the amount of $445,000 bearing interest at prime plus 1.5%.  At March 31, 2003, the Company had an outstanding balance of $16,200 on this loan facility.

The Company also has a 60-month term loan facility available in the amount of $500,000 bearing interest at prime plus 1.5%.  At March 31, 2003, the Company had an outstanding balance of $330,400 on this loan facility.

The Company has outstanding promissory notes with an aggregate principle amount of $500,000 ("the Notes"). The principle amount of the Notes is due and payable in January 2005.  Interest is payable quarterly at an initial rate of 10% per annum, increasing to 12% starting January 2003.

At March 31, 2003, the Company owed an aggregate of $4,003,700 under various bank credit facilities and $500,000 of subordinated notes.  Payments due under these credit facilities are as follows:

	Total amounts committed	Amount of commitment expiration per period
		Less than year	1-3 years	4-5 years	Over 5 years
Line of credit	$ 324,200	$ 324,200
Bank term loans	346,600	123,000	$ 223,600
Mortgage	3,332,900	65,600	156,100	$ 59,400	$ 3,051,800
Notes	500,000		500,000
Total	$ 4,503,700	$ 512,800	$ 879,700	$ 59,400	$ 3,051,800

The bank may accelerate payment of the amount owed if the Company fails to meet financial and other covenants set forth in the loan agreements.  The Company is currently in compliance with, or has obtained waivers for compliance with the loan covenants.

The Company must maintain various loan covenants including a maximum debt to net worth ratio; minimum current, quick, and cash flow ratios; minimum net worth and working capital.  Failure to meet these covenants could result in the Company’s loans being called or restricted by its bank.

Factors Affecting Future Results

U.S. Economic Conditions:  A protracted U.S. recession could adversely impact new housing and commercial construction in our largest market, which in turn could cause us to miss our revenue growth goals.

Asian Economic Conditions:  Sales in Japan and other Asian countries account for virtually all our international sales, and contribute a significant portion of our overall revenues.  In the event that these economies experience declining growth or contraction, our sales in these areas could be adversely impacted.

Part I - FINANCIAL INFORMATION – Item 2  (continued)

Growth of U.S. Thermal Energy Storage (TES) Market:  The Company’s ability to increase sales of its thermal energy storage products is dependent on growth in the overall market because opportunities for market share growth are limited.  An extended recession in the general economy, a general decline in construction of commercial properties or a decline in energy prices could all adversely affect demand for thermal energy storage systems.

Destabilizing Incidents:  Additional destabilizing events such as terrorist attacks or overseas conflicts, if they occur, could disrupt our supply chain, increase our materials costs, reduce demand for our products, and otherwise negatively impact our operating results.

Materials Prices:  Raw materials including polyolefin resins account for a major portion of the Company’s cost of sales.  Any increase in these prices because of supply shortages or otherwise would reduce its operating margins and adversely impact its profitability.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:  The Company typically maintains only minimal investments in interest bearing securities and accounts.  As of March 31, 2003, the Company’s cash and cash equivalents and other interest bearing assets were $75,100.  Accordingly, a change in market interest rates would not have significant impact on the value of the Company’s assets or on interest income.

The Company is subject to fluctuating interest rates for variable rate bank borrowings.  These fluctuations may impact, adversely or otherwise, results of operations or cash flows.

As of March 31, 2003, the Company has a mortgage in the amount of $3,332,900 with a maturity date of June 10, 2030.  The interest rate at March 31, 2003 was 8.00%, decreasing to 6.75% on April 10, 2003.  The current interest rate is fixed through April 10, 2008; the interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%.

The Company also has a 36-month term loan with a principal balance of $16,200 and a maturity date of May 10, 2003.  The Company also has a 60-month term loan with a principal balance of $330,400 and a maturity date of May 10, 2006.  The interest rate on these loan facilities is prime plus 1.5%.

Foreign Exchange Risk:  The Company operates primarily in the United States, and all domestic sales to date have been made in U.S. dollars.  Although significant portions of the Company’s revenues are contributed by overseas sales, these sales are always denominated in U.S. dollars.  Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Equity Market Risk:  FAFCO did not hold any equity securities of other companies as of March 31, 2003.  Accordingly, it has not had any material exposure to equity market fluctuations.

Item 4 - Controls and Procedures

  (a) Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14c and 15-d as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10Q have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission  rules and forms.

(b) Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect its disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses identified in its internal controls.  As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 5 – Other Information

The Company has a $3,400,000 mortgage loan with Butte Community Bank with a maturity date of June 10, 2030.  Principal is amortized over a 29 ½ year term from January 10, 2001; interest on this loan facility is fixed for five year increments.  In March, 2003, the mortgage financing was renegotiated, resulting in a reduction of interest from 8% to 6.75% and a change in the initial interest adjustment date from June 10, 2005 to April 10, 2008, at which time the interest rate will be adjusted to the then current prime rate plus .35%.

Item 6 - Exhibits and Reports on Form 8-K

a.     Exhibits

10.11 (k)                 Change in Terms Agreements between Registrant as Borrower and Butte Community Bank as lender dated March 24, 2003.

99.1                         Management Certifications pursuant to 18U.S.C.1350.

b.     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    FAFCO, Inc. (Registrant)

DATE: May 10, 2003                                               BY: /s/ Freeman A. Ford

                                                                                    Chairman of the Board, President a

                                                                                    and Chief Executive Officer

                                                                                    (Principal Executive Officer)

DATE:   May 10 2003                                             BY: /s/ Nancy I. Garvin

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

5.nbsp;       The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

  The Registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly Page 14 of 15affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 10, 2003

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

5         The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management of other employees who have a significant role in the Registrant’s internal controls; and

6          The Registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 10, 2003

By:          /s/Nancy I. Garvin

Name:     Nancy I. Garvin

Title:       Vice President of Finance and

                Chief Financial Officer (Principal Financial Officer)