Form 10-Q
period 2003-06-30
FAFCO INC
filed 2003-08-12
CIK 352956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes X                      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No X

     At July 31, 2003, 3,891,529 shares of the Company’s Common Stock, $.125 par value were issued and outstanding.

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

FAFCO, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,500	$100,400
Accounts receivable, less allowance for doubtful accounts of $493,400 in 2003 and $292,000 in 2002	2,551,700	1,974,200
Current portion of long term notes receivable	11,400	11,400
Inventories	1,020,300	1,331,900
Prepaid expenses and other current assets	281,800	264,200
Other accounts receivable, net of allowance	400	9,600
Deferred tax asset	206,200	206,200

Total current assets	$4,309,300	3,897,900

Property, plant and equipment, at cost	8,389,100	8,290,200
Less accumulated depreciation and amortization	(2,719,600)	(2,490,800)

	5,669,500	5,799,400

Notes receivable less current portion and other assets (net)	67,200	72,000
Deferred tax asset, net of allowance	99,800	272,400

Total assets	$10,145,800	$10,041,700

Liabilities and shareholders’ equity
Current Liabilities:
Notes payable to bank — current portion	$149,200	$229,300
Accounts payable and other accrued expenses	1,128,800	1,292,300
Accrued compensation and benefits	469,900	338,400
Accrued warranty expense	292,600	291,700

Total current liabilities	2,040,500	2,151,700

Mortgage	3,284,300	3,284,600
Notes payable to bank — less current portion	195,900	250,900
Subordinated debt	500,000	500,000
Other non-current liabilities	13,900	26,400

Total liabilities	$6,034,600	$6,213,600

Commitments and contingent liabilities
Shareholders’ equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,891,529 issued and outstanding as of June 30, 2003 and 3,855,591 issued and outstanding as of December 31, 2002	$486,400	$481,900
Capital in excess of par value	5,139,100	5,137,300
Notes receivable secured by common stock	(75,100)	(75,100)
Accumulated deficit	(1,439,200)	(1,716,000)

Total shareholders’ equity	$4,111,200	$3,828,100

Total liabilities and shareholders’ equity	$10,145,800	$10,041,700

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION — (continued)

FAFCO, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net sales	$4,185,000	$4,520,200	$7,971,600	$8,272,800
Other income (net)	(30,800)	(6,800)	(40,900)	(23,900)

Total revenues	4,154,200	4,513,400	7,930,700	8,248,900

Cost of goods sold	2,333,900	2,515,900	4,439,900	4,753,800
Marketing and selling expense	694,500	670,900	1,473,100	1,373,300
General and administrative expense	762,500	517,600	1,251,700	925,600
Research and development expense	68,500	95,100	148,800	164,300
Net interest expense	71,600	118,100	157,000	233,300

Total costs and expenses	3,931,000	3,917,600	7,470,500	7,450,300

Income before income taxes	223,200	595,800	460,200	798,600
Provision for income taxes	76,000	251,700	183,400	305,000

Net income	$147,200	$344,100	$276,800	$493,600

Basic net income per share	$0.04	$0.09	$0.07	$0.13
Diluted net income per share	$0.04	$0.08	$0.07	$0.12

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	March 31,

	2003	2002

Cash flow from operating activities:
Net income	$276,800	$493,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	253,900	278,600
Write offs and allowance for doubtful accounts	201,500	60,500
Gain on disposition of fixed assets	(5,600)
Change in assets and liabilities:
Accounts receivable	(769,800)	(1,194,200)
Inventories	311,600	(267,800)
Prepaid expenses and other assets	(17,600)	(97,200)
Deferred tax assets	172,600	252,700
Other assets (net)	—	—
Payables, accrued expenses and other current liabilities	(31,100)	600,100
Other non-current liabilities	(12,500)	3,400

Net cash provided by operating activities	379,800	129,700

Cash flow from investing activities:
Purchase of fixed assets	(126,800)	(224,900)
Proceeds from sale of fixed assets	13,200

Net cash used in investing activities	(113,600)	(224,900)

Cash flow from financing activities:
Proceeds from exercise of stock options	6,300
Proceeds of subordinated debt issuance	—	500,000
Proceeds from bank line of credit	977,700	1,913,900
Repayment of bank line of credit	(977,700)	(2,290,000)
Repayment of notes payable to bank	(135,100)	(120,100)
Repayment of mortgage	(300)	(14,600)

Net cash used in financing activities	(129,100)	(10,800)

Net decrease in cash and cash equivalents	137,100	(106,000)
Cash and cash equivalents, beginning of period	100,400	121,200

Cash and cash equivalents, end of period	$237,500	$15,200

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$173,900	$223,000
Cash paid during the period for income taxes	$4,000	$300

Non-Cash Financing Activity
In January 2002, the Company recorded $28,800, the deemed fair value of the warrants to purchase common shares with the issuance of the subordinated notes. See Note 4

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     The accompanying financial statements of FAFCO, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of the Company’s management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes, and analyses should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company applies the intrinsic value method or variable accounting treatment to our stock awards, depending on the nature of the award. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to all stock-based awards (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income, as reported	$147,200	$344,100	$276,800	$493,600
Add: Stock-based compensation, as reported	N/A	N/A	N/A	N/A
Deduct: Total stock-based compensation determined under fair value based method for all awards	N/A	N/A	N/A	N/A
Adjusted net income, fair value method for all stock-based awards	$147,200	$344,100	$276,800	$493,600
Adjusted and diluted income per share, as reported	$0.04	$0.09	$0.07	$0.13
Basic and diluted income per share, SFAS No. 123 adjusted	$0.04	$0.08	$0.07	$0.12

2.     Basic and diluted net income per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. [See Note 5]

Part I — FINANCIAL INFORMATION — (continued)

3.     Inventories are valued at the lower of cost, determined on a first in, first out (FIFO) basis, or market, and consist of the following.

	June 30, 2003	December 31, 2002

Raw materials	$487,300	$636,600
Work in process	278,200	329,900
Finished goods	254,800	365,400

	$1,020,300	$1,331,900

4.     The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at June 30, 2003. Amounts borrowed bear interest at prime rate plus 1.5% (5.5% at June 30, 2003) per annum and are secured by substantially all the assets of the Company. This line of credit expires on August 10, 2004.

In addition to the line of credit, the Company has a 60-month term loan available in the amount of $500,000 bearing interest at prime plus 1.5% (5.5% at June 30, 2003). At June 30, 2003, the Company had an outstanding balance of $304,300 on this loan facility.

The Company had a 36-month term loan facility in the amount of $445,000, bearing interest at prime plus 1.5%. This loan was paid off in May 2003.

The Company has a $3,400,00 mortgage loan with a maturity date of June 10, 2030. Principal is amortized over a 29 1/2 year term from January 10, 2001. The initial interest rate on this mortgage loan was 9.05%. In November 2002, the interest rate was renegotiated and adjusted to 8%. In March 2003, the interest rate was again renegotiated downward and is currently fixed at 6.75%. The interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%. The balance on this mortgage at June 30, 2003, was $3,325,100.

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

5.     Net Income Per Share

Basic earnings per share were calculated as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income	$147,200	$344,100	$276,800	$493,600
Average common shares outstanding	3,877,069	3,855,591	3,866,448	3,855,591

Earnings per share	$0.04	$0.09	$0.07	$0.13

Basic earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Part I — FINANCIAL INFORMATION (continued)

Diluted earnings per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings per share were calculated as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Adjusted net income	$147,200	$344,100	$276,800	$493,600
Average common shares outstanding	3,877,069	3,855,591	3,866,448	3,855,591
Add: Exercise of options reduced by the number of shares purchasable with proceeds	122,418	132,633	126,795	140,435
Add: Exercise of warrants reduced by the number of shares purchasable with proceeds	58,389	61,875	62,689	69,154
Add: Exercise of warrants attached to debt reduced by the number of shares purchasable with proceeds	129,577	66,667	134,211	70,588

Adjusted weighted average shares outstanding	4,187,454	4,116,766	4,190,143	4,153,768

Earnings per common share assuming full dilution	$0.04	$0.08	$0.07	$0.12

At June 30, 2003, options and warrants for the purchase of 120,500 shares of common stock at prices ranging from $0.50 to $0.55 were antidilutive and therefore not included in the computation of diluted earnings per share. At June 30, 2002, options and warrants for the purchase of 155,500 shares of common stock at prices ranging from $0.50 to $0.56 were antidilutive and therefore not included in the computations of diluted earnings per share.

6.     Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Product Line
Net Sales
Pool Products	$3,268,400	$3,237,500	$5,944,300	$6,133,100
Thermal Energy Products	916,600	1,282,700	2,027,300	2,139,700

	$4,185,000	$4,520,200	$7,971,600	$8,272,800

Part I — FINANCIAL INFORMATION — (continued)

Geographic information for revenues and long-lived assets are as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net Sales
Domestic	$3,748,000	$3,518,400	$6,670,000	$6,745,300
Foreign
Japan	305,000	703,900	1,041,500	1,013,100
Other	132,000	297,900	260,100	514,400

	$4,185,000	$4,520,200	$7,971,600	$8,272,800

Long-lived assets:

	June 30, 2003	December 31, 2002

Domestic	$5,669,500	$5,799,400

For the six months ended June 30, 2003, the Company had one major customer who accounted for 10% or more of sales totaling $1,041,500. For the quarter ended June 30, 2003, the Company had no single customer who accounted for 10% or more of sales.

For the six months ended June 30, 2002, the Company had one major customer who accounted for 10% or more of sales, totaling $1,013,100. For the quarter ended June 30, 2002, the Company had one major customer who accounted for 10% or more of sales totaling $703,900.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located in California, Florida and foreign countries. As of June 30, 2003, unsecured trade accounts receivable for customers in California, Florida, and foreign countries were $642,400, $1,289,500, and $405,500.

7.     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2003	December 31, 2002

Building	$3,679,100	$3,679,100
Land	550,400	550,400
Machinery and equipment	2,695,900	2,649,500
Office and computer equipment	551,200	477,800
Leasehold improvements	599,800	599,800
Vehicles	312,700	333,600

	$8,389,100	$8,290,200
Less accumulated depreciation and amortization	(2,719,600)	(2,490,800)

	$5,669,500	$5,799,400

Part I — FINANCIAL INFORMATION – (continued)

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

Results of Operations

Net sales for the quarter ended June 30 decreased by 7.4 % to $4,185,000 in 2003 from $4,520,200 in 2002 and decreased by 3.6% to $7,971,600 in the first half of 2003 from $8,272,800 in the corresponding period in 2002.

Net sales of the Company’s pool products were 4.7% lower in the first half of 2003 than in the corresponding period in 2002 due mainly to decreased sales of its Above Ground Pool heating systems. This decrease, which the Company attributes to poor weather conditions in the primary Above Ground market areas, was offset in part by increased sales of the Company’s other pool products. IceStor sales were 4.8% lower in the first half of 2003 than in the corresponding period in 2002 due to increased unit sales of lower-priced products to the Company’s international customers, offset in part by increased sales in the domestic market.

Cost of goods sold decreased to $2,333,900 (55.8% of net sales) in the quarter ended June 30, 2003 from $2,515,900 (55.7% of net sales) in the corresponding period in 2002. This 7.2% decrease in absolute dollars was due primarily to decreased sales. For the first half of 2003 cost of goods sold decreased to $4,439,900 (55.7% of net sales) from $4,753,800 (57.5% of net sales). This 6.6% decrease in absolute dollars was due to decreased sales during the 2nd quarter combined with increased production efficiencies experienced during the 1st quarter.

Marketing and selling expenses remained relatively stable in absolute dollars for the second quarter at $694,500 (16.6% of net sales) in 2003 compared with $670,900 (14.8% of net sales) in the second quarter of 2002. The increase as a percent of sales was due to the decrease in sales for the quarter. Marketing and selling expenses increased to $1,473,100 (18.5% of net sales) for the first six months of 2003 compared with $1,373,300 (16.6% of net sales) for the corresponding period in 2002. This 7.3% increase was due primarily to costs associated with market research projects and trade shows, along with increased lead generation and personnel-related costs pertaining to the Company’s retail office in Tampa, Florida.

General and administrative expenses increased to $762,500 (18.2% of net sales) in the second quarter of 2003 compared with $517,600 (11.5% of net sales) in the second quarter of 2002, and to $1,251,700 (15.7% of net sales) for the first six months of 2003 compared with $925,600 (11.2% of net sales) in 2002. This 35.2% increase in absolute dollars was due primarily to a $188,500 adjustment to the bad debt reserve due to business difficulties experienced by a single large customer, and to costs associated with a proposed reverse stock split. Additional

Part I — FINANCIAL INFORMATION – (continued)

contributing costs relate to a variety of business expenses such as credit card processing fees and small equipment purchases along with personnel-related costs pertaining to the Company’s retail office in Tampa, Florida.

Research and development expenses decreased to $68,500 (1.6% of net sales) in the second quarter of 2003 from $95,100 (2.1% of net sales) in 2002 and decreased to $148,800 (1.9% of net sales) for the first six months of 2003 compared with $164,300 (2.0% of net sales) for the corresponding period in 2002. This 9.5% decline in absolute dollars was due to a reduction in personnel resulting from a restructuring of the department.

Net interest expenses decreased to $71,600 (1.7% of net sales) in the second quarter of 2003 compared with $118,100 (2.6% of net sales) in the second quarter of 2002 and from $157,000 (2.0% of net sales) in the first six months of 2003 compared with $233,300 (2.8% of net sales) in the corresponding period in 2002. These decreases were primarily the result of a reduction in the interest rate on the Company’s mortgage on its facility in Chico, California, along with decreased borrowings against the Company’s line of credit and the pay-off of a term loan facility.

Liquidity and Capital Resources

The Company’s cash position increased to $237,500 at June 30, 2003 from $100,400 at December 31, 2002. This increase was due to cash provided by operations offset in part by purchases of fixed assets and pay down of accounts and notes payable.

At June 30, 2003, the Company’s net accounts receivable had increased to $2,551,700 from $1,974,200 at December 31, 2002. This increase was due mainly to the seasonal increase in sales during the second quarter of 2003, offset in part by an increase to the bad debt reserve. This increase to the reserve was due to an adjustment resulting from business difficulties experienced by a single large customer, and is not expected to have a significant effect on the Company’s liquidity.

At June 30, 2003, the Company’s accounts payable and other accrued expenses had decreased to $1,128,800 from $1,292,300 at December 31, 2002. This was due primarily to decreased inventory purchases resulting from a planned seasonal reduction of the Company’s inventories.

At June 30, 2003, the Company’s inventories had decreased to $1,020,300 from $1,331,900 at December 31, 2002. This decrease was due to the seasonal increase in pool product sales during the second quarter, combined with a planned seasonal reduction of the Company’s inventories.

At June 30, 2003, the Company’s accrued compensation and benefits had increased to $469,900 from $338,400 at December 31, 2002. These increases were due to an increase in payroll-related accruals along with a build-up in the vacation accrual account.

At June 30, 2003, the Company’s current ration was 2.11:1.00 compared to 1.81:1.00 at December 21, 2002. The Company had working capital of $2,268,800 at June 30, 2003 compared with $1,746,200 at December 31, 2002. Total assets exceeded total liabilities by $4,111,200 at June 30, 2003 compared with $3,828,100 at December 31, 2002.

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

The Company has a line of credit, of which $0 had been utilized, and $1,000,000 remained available at June 30, 2003. This line of credit expires on August 10, 2004.

Part I — FINANCIAL INFORMATION – (continued)

The Company also has a 60-month term loan facility available in the amount of $500,000 bearing interest at prime plus 1.5%. At June 30, 2003, the Company had an outstanding balance of $304,300 on this loan facility.

The Company has a $3,400,000 mortgage loan with a maturity date of June 10, 2030. Principal is amortized over a 29 1/2 year term from January 10, 2001. The initial interest rate on this mortgage loan was 9.05%. In November 2002, the interest rate was renegotiated and adjusted to 8%. In March 2003, the interest rate was again renegotiated downward and is currently fixed at 6.75%. The interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%. The balance on this mortgage at June 30, 2003, was $3,325,100.

The Company had a 36-month term loan facility in the amount of $445,000, beaming interest at prime plus 1.5%. This loan was paid off in May 2003.

The Company has outstanding promissory notes with an aggregate principle amount of $500,000 (“the Notes”). The principle amount of the Notes is due and payable in January 2005. Interest is payable quarterly at an initial rate of 10% per annum, increasing to 12% starting January 2003.

At June 30, 2003, the Company owed an aggregate of $3,629,400 under various bank credit facilities and $500,000 of subordinated notes. Payments due under these credit facilities are as follows:

	Total
	amounts
	committed	Amount of commitment expiration per period

		Less than year	1-3 years	4-5 years	Over 5 years

Bank term loans	$304,300	$108,400	$195,900
Mortgage	3,325,100	40,800	142,600	$37,000	$3,104,700
Notes	500,000		500,000

Total	$4,129,400	$149,200	$838,500	$37,000	$3,104,700

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: The Company typically maintains only minimal investments in interest bearing securities and accounts. As of June 30, 2003, the Company’s cash and cash equivalents and other interest bearing assets were $237,500. Accordingly, a change in market interest rates would not have significant impact on the value of the Company’s assets or on interest income.

The Company is subject to fluctuating interest rates for variable rate bank borrowings. These fluctuations may impact, adversely or otherwise, results of operations or cash flows.

As of June 30, 2003, the Company has a mortgage in the amount of $3,325,100 with a maturity date of June 10, 2030. The interest rate at June 30, 2003 was 6.75%. The current interest rate is fixed through April 10, 2008; the interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%.

Foreign Exchange Risk: The Company operates primarily in the United States, and all domestic sales to date have been made in U.S. dollars. Although significant portions of the Company’s revenues are contributed by overseas sales, these sales are always denominated in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Equity Market Risk: FAFCO did not hold any equity securities of other companies as of June 30, 2003. Accordingly, it has not had any material exposure to equity market fluctuations.

Item 4 — Controls and Procedures

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

Part II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAFCO, Inc. (Registrant)

DATE: August 8, 2003	BY:	/s/ Freeman A. Ford

Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2003	BY:	/s/ Nancy I. Garvin

Nancy I. Garvin,
Vice President — Finance
(Principal Financial and Accounting Officer)

\

EXHIBIT INDEX

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.