Form 10-Q/A
period 2003-06-30
FAFCO INC
filed 2003-08-18
CIK 352956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes                      ☑                      No

Indicate by check mark whether the registrant is on accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No                      ☑

At July 31,2003, 3,891,529 shares of the Company’s Common Stock, $.125 par value were issued and outstanding.

EXPLANATORY NOTE
PART II — OTHER INFORMATION
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

The Registrant hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2003 to revise the certifications of our president and chief executive officer and of our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in our original Form 10-Q remains unchanged.

PART II – OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAFCO, Inc. (Registrant)

DATE:	August 15, 2003	BY:	/s/ Freeman A. Ford

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE:	August 15, 2003	BY:	/s/ Nancy I. Garvin

Nancy I. Garvin, Vice President — Finance (Principal Financial and Accounting Officer)

Exhibit Index

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)