Form 10-Q
period 2003-09-30
FAFCO INC
filed 2003-11-13
CIK 352956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes   [   ]   No [X]

At September 30, 2003, 3,891,529 shares of the Company’s Common Stock, $.125 par value were issued and outstanding.

Pt I — FINANCIAL INFORMATION

Item 1 — Financial Statements

FAFCO, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2003	December 31, 2002
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$586,400	$100,400
Accounts receivable, less allowance for doubtful accounts of $508,800 in 2003 and $292,000 in 2002	1,712,100	1,974,200
Current portion of long term notes receivable	11,400	11,400
Inventories	1,104,400	1,331,900
Prepaid expenses and other current assets	250,300	264,200
Other accounts receivable, net of allowance	76,900	9,600
Deferred tax asset	206,200	206,200

Total current assets	$3,947,700	3,897,900

Property, plant and equipment, at cost	8,415,300	8,290,200
Less accumulated depreciation and amortization	(2,845,400)	(2,490,800)

	5,569,900	5,799,400

Notes receivable less current portion and other assets (net)	64,800	72,000
Deferred tax asset, net of allowance	181,200	272,400

Total assets	$9,763,600	$10,041,700

Liabilities and shareholders’ equity
Current Liabilities:
Notes payable to bank – current portion	$151,500	$229,300
Accounts payable and other accrued expenses	1,063,700	1,292,300
Accrued compensation and benefits	295,400	338,400
Accrued warranty expense	309,800	291,700

Total current liabilities	1,820,400	2,151,700

Mortgage	3,273,900	3,284,600
Notes payable to bank – less current portion	167,900	250,900
Subordinated debt	500,000	500,000
Other non-current liabilities	9,000	26,400

Total liabilities	$5,771,200	$6,213,600

Commitments and contingent liabilities Shareholders’ equity:
Preferred Stock-authorized 1,000,000 shares of $1.00 par value, none of which has been issued
Common Stock-authorized 10,000,000 shares of $0.125 par value; 3,891,529 issued and outstanding as of September 30, 2003 and 3,855,591 issued and outstanding as of December 31, 2002	$486,400	$481,900
Capital in excess of par value	5,139,100	5,137,300
Notes receivable secured by common stock	(75,100)	(75,100)
Accumulated deficit	(1,558,000)	(1,716,000)

Total shareholders’ equity	$3,992,400	$3,828,100

Total liabilities and shareholders’ equity	$9,763,600	$10,041,700

     The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION — (continued)

FAFCO, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net sales	$2,679,100	$3,495,200	$10,650,700	$11,768,000
Other income (net)	77,800	49,800	36,900	25,900

Total revenues	2,756,900	3,545,000	10,687,600	11,793,900

Cost of goods sold	1,706,600	2,197,800	6,146,500	6,951,600
Marketing and selling expense	605,400	577,500	2,078,500	1,950,800
General and administrative expense	507,400	443,900	1,759,100	1,369,500
Research and development expense	65,900	80,600	214,700	244,900
Net interest expense	73,600	111,400	230,600	344,700

Total costs and expenses	2,958,900	3,411,200	10,429,400	10,861,500

Income before income taxes	(202,000)	133,800	258,200	932,400
Provision for income taxes	(70,000)	45,800	100,200	350,800

Net income (loss)	$(132,000)	$88,000	$158,000	$581,600

Basic net income (loss) per share	$(0.03)	$0.02	$0.04	$0.15
Diluted net income (loss) per share	$(0.03)	$0.02	$0.04	$0.14

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30

	2003	2002

Cash flow from operating activities:
Net income	$158,000	$581,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	382,100	421,600
Write offs and allowance for doubtful accounts	217,000	92,468
Gain on disposition of fixed assets	(5,600)	(600)
Change in assets and liabilities:
Accounts receivable	(22,200)	(536,068)
Inventories	227,500	(267,400)
Prepaid expenses and other assets	13,900	(68,300)
Deferred tax assets	91,200	291,400
Payables and accrued expenses and other current liabilities	(253,500)	6,400
Other non-current liabilities	(17,400)	(2,800)

Net cash provided by operating activities	791,000	518,300

Cash flow from investing activities:
Purchase of fixed assets	(153,000)	(286,700)
Proceeds from sale of fixed assets	13,200	600

Net cash used in investing activities	(139,800)	(286,100)

Cash flow from financing activities:
Proceeds from exercise of stock options	6,300
Proceeds of subordinated debt issuance		500,000
Proceeds from bank line of credit	977,700	3,032,200
Repayment of bank line of credit	(977,700)	(3,666,300)
Repayment of notes payable to bank	(160,800)	(181,800)
Repayment of mortgage	(10,700)	(21,300)

Net cash used in financing activities	(165,200)	(337,200)

Net decrease in cash and cash equivalents	486,000	(105,000)
Cash and cash equivalents, beginning of period	100,400	121,200

Cash and cash equivalents, end of period	$586,400	$16,200

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$253,600	$334,600
Cash paid during the period for income taxes	$4,000

Non-Cash Financing Activity

In January 2002, the Company recorded $28,800, the deemed fair value of the warrants, to purchase common shares with the issuance of the subordinated notes. See Note 4.

The accompanying notes are an integral part of this statement.

Part I — FINANCIAL INFORMATION (continued)

FAFCO, Inc.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying financial statements of FAFCO, Inc. (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of the Company’s management, all adjustments necessary for a fair statement of results for the periods presented have been included. The results for the period ended September 30, 2003 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes, and analyses should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company applies the intrinsic value method or variable accounting treatment to our stock awards, depending on the nature of the award. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to all stock-based awards (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income (loss), as reported	$(132,000)	$88,000	$158,000	$581,600
Add: Stock-based compensation, as reported	N/A	N/A	N/A	N/A
Deduct: Total stock-based compensation determined under fair value based method for all awards	N/A	N/A	N/A	N/A
Adjusted net income (loss), fair value method for all stock-based awards	$(132,000)	$88,000	$158,000	$581,600
Adjusted and diluted income (loss) per share, as reported	$(0.03)	$0.02	$0.04	$0.15
Basic and diluted income (loss) per share, SFAS No 123 adjusted	$(0.03)	$0.02	$0.04	$0.14

2. Basic and diluted net income (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods presented. [See Note 5]

3. Inventories are valued at the lower of cost, determined on a first in, first out (FIFO) basis, or market, and consist of the following.

	September 30, 2003	December 31, 2002

Raw materials	$560,300	$636,600
Work in process	243,500	329,900
Finished goods	300,600	365,400

	$1,104,400	$1,331,900

Part I — FINANCIAL INFORMATION – (continued)

4. The Company has a line of credit agreement with Butte Community Bank, which allows the Company to borrow the lesser of $1,000,000 or an amount determined by a formula applied to accounts receivable. Unused borrowing capacity was $1,000,000 at September 30, 2003. Amounts borrowed bear interest at prime rate plus 1.5% (5.5% at September 30, 2003) per annum and are secured by substantially all the assets of the Company. This line of credit expires on August 10, 2004.

In addition to the line of credit, the Company has a 60-month term loan in the amount of $500,000 bearing interest at prime plus 1.5% (5.5% at September 30, 2003). At September 30, 2003, the Company had an outstanding balance of $277,800 on this loan facility.

The Company had a 36-month term loan in the amount of $445,000, bearing interest at prime plus 1.5%. This loan was paid off in May 2003.

The Company has a $3,400,00 mortgage loan with a maturity date of June 10, 2030. Principal is amortized over a 29 1/2 year term from January 10, 2001. The initial interest rate on this mortgage loan was 9.05%. In November 2002, the interest rate was renegotiated and adjusted to 8%. In March 2003, the interest rate was again renegotiated downward and is currently fixed at 6.75%. The interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%. The balance on this mortgage at September 30, 2003, was $3,315,500.

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

5. Net Income Per Share

Basic earnings per share were calculated as follows:

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income (loss)	$(132,000)	$88,000	$158,000	$581,600
Average common shares outstanding	3,891,529	3,855,591	3,870,168	3,855,591

Earnings (loss) per share	$(0.03)	$0.02	$0.04	$0.15

     Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Part I — FINANCIAL INFORMATION (continued)

Diluted earnings (loss) per share are calculated by dividing net income by the weighted average number of shares issued and outstanding.

Diluted earnings (loss) per share were calculated as follows:

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Adjusted net income (loss)	$(132,000)	$88,000	$158,000	$581,600
Average common shares outstanding	3,891,529	3,855,591	3,870,168	3,855,591
Add: Exercise of options reduced by the number of shares purchasable with proceeds	N/A	134,655	133,376	137,605
Add: Exercise of warrants reduced by the number of shares purchasable with proceeds	N/A	70,409	69,154	73,308
Add: Exercise of warrants attached to debt reduced by the number of shares purchasable with proceeds	N/A	71,264	70,588	72,826

Adjusted weighted average shares outstanding	3,891,529	4,131,919	4,143,286	4,139,330

Earnings (loss) per common share assuming full dilution	$(0.03)	$0.02	$0.04	$0.14

At September 30, 2003, options and warrants for the purchase of 125,500 shares of common stock at prices ranging from $0.50 to $0.55 were antidilutive and therefore not included in the computation of diluted earnings per share. At September 30, 2002, options and warrants for the purchase of 145,500 shares of common stock at prices ranging from $0.50 to $0.56 were antidilutive and therefore not included in the computations of diluted earnings per share.

6. Business Segment and Concentration of Credit Risk

Business Segment. The Company operates in one business segment, the development, production and marketing of polymer heat exchangers for the solar and thermal energy storage markets worldwide.

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Product Line
Net Sales
Pool Products	$1,888,400	$1,936,000	$7,832,700	$8,069,100
Thermal Energy Products	790,700	1,559,200	2,818,000	3,698,900

	$2,679,100	$3,495,200	$10,650,700	$11,768,000

Part I — FINANCIAL INFORMATION – (continued)

Geographic information for revenues and long-lived assets are as follows:

	Quarter Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net Sales
Domestic	$2,325,300	$2,501,500	$8,995,400	$9,246,800
Foreign
Japan	50,100	897,400	1,091,500	1,910,500
Other	303,700	96,300	563,800	610,700

	$2,679,100	$3,495,200	$10,650,700	$11,768,000

Long-lived assets:

	September 30, 2003	December 31, 2002

Domestic	$5,569,900	$5,799,400

For the nine months ended September 30, 2003, the Company had one major customer who accounted for 10% or more of sales totaling $1,091,500. For the quarter ended September 30, 2003, the Company had one major customer who accounted for 10% or more of sales totaling $289,800.

For the nine months ended September 30, 2002, the Company had one major customer who accounted for 10% or more of sales, totaling $1,910,500. For the quarter ended September 30, 2002, the Company had one major customer who accounted for 10% or more of sales totaling $897,400.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located in California, Florida and foreign countries. As of September 30, 2003, unsecured trade accounts receivable for customers in California, Florida, and foreign countries were $282,400, $1,371,600, and $350,800.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2003	December 31, 2002

Building	$3,679,100	$3,679,100
Land	550,400	550,400
Machinery and equipment	2,706,100	2,649,500
Office and computer equipment	567,200	477,800
Leasehold improvements	599,800	599,800
Vehicles	312,700	333,600

	$8,415,300	$8,290,200
Less accumulated depreciation and amortization	(2,845,400)	(2,490,800)

	$5,569,900	$5,799,400

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

Results of Operations

Net sales for the quarter ended September 30 decreased by 23.3 % to $2,679,100 in 2003 from $3,495,200 in 2002 and decreased by 9.5% to $10,650,700 in the first nine months of 2003 from $11,768,000 in the corresponding period in 2002.

Net sales of the Company’s pool products were 4.0% lower in the first nine months of 2003 than in the corresponding period in 2002 due mainly to decreased sales of its Above Ground Pool heating systems. The Company attributes this decrease to poor weather conditions in the primary Above Ground Pool market. IceStor sales were 25.6% lower in the first nine months of 2003 than in the corresponding period in 2002 primarily due to decreased orders from the Company’s major customer in Japan.

Cost of goods sold decreased to $1,706,600 (63.7% of net sales) in the quarter ended September 30, 2003 from $2,197,800 (62.9% of net sales) in the corresponding period in 2002. This 22.3% decrease in absolute dollars was due primarily to decreased sales. For the first nine months of 2003 cost of goods sold decreased to $6,146,500 (57.7% of net sales) from $6,951,600 (59.1% of net sales). This 11.6% decrease in absolute dollars was due to decreased sales during the 2nd and 3rd quarters combined with increased production efficiencies implemented during the 1st quarter.

Marketing and selling expenses increased slightly in absolute dollars for the third quarter to $605,400 (22.6% of net sales) in 2003 from $577,500 (16.5% of net sales) in the third quarter of 2002. The increase as a percent of sales was primarily due to the decrease in sales for the quarter. Marketing and selling expenses increased to $2,078,500 (19.5% of net sales) for the first nine months of 2003 compared with $1,950,800 (16.6% of net sales) for the corresponding period in 2002. This 6.5% increase was due primarily to costs associated with market research projects and sales incentive programs, along with increased lead generation and personnel-related costs pertaining to the Company’s retail office in Tampa, Florida.

General and administrative expenses increased to $507,400 (18.9% of net sales) in the third quarter of 2003 compared with $443,900 (12.7% of net sales) in the third quarter of 2002, and to $1,759,100 (16.5% of net sales) for the first nine months of 2003 compared with $1,369,500 (11.6% of net sales) in 2002. This 28.4% increase in absolute dollars was due primarily to a $188,500 adjustment to the bad debt reserve due to business difficulties experienced by a single large customer, and to costs associated with a proposed reverse stock split. Additional contributing costs relate to a variety of business expenses such as credit card processing fees and small equipment purchases along with personnel-related costs pertaining to the Company’s retail office in Tampa, Florida.

Part I — FINANCIAL INFORMATION – (continued)

Research and development expenses decreased to $65,900 (2.5% of net sales) in the third quarter of 2003 from $80,600 (2.3% of net sales) in 2002 and decreased to $214,700 (2.0% of net sales) for the first nine months of 2003 compared with $244,900 (2.1% of net sales) for the corresponding period in 2002. This 12.3% decline in absolute dollars was due to a reduction in personnel resulting from a restructuring of the department.

Net interest expenses decreased to $73,600 (2.7% of net sales) in the third quarter of 2003 compared with $111,400 (3.2% of net sales) in the third quarter of 2002 and to $230,600 (2.2% of net sales) in the first nine months of 2003 compared with $344,700 (2.9% of net sales) in the corresponding period in 2002. These decreases were primarily the result of a reduction in the interest rate on the Company’s mortgage on it’s facility in Chico, California, along with decreased borrowings against the Company’s line of credit and the pay-off of a term loan facility.

Liquidity and Capital Resources

The Company’s cash position increased to $586,400 at September 30, 2003 from $100,400 at December 31, 2002. This increase was due to cash provided by operations offset in part by purchases of fixed assets and pay down of accounts and notes payable.

At September 30, 2003, the Company’s net accounts receivable had decreased to $1,712,100 from $1,974,200 at December 31, 2002 due to decreased sales along with an increase to the bad debt reserve. This increase to the reserve was due to an adjustment resulting from business difficulties experienced by a single large customer and is not expected to have a significant effect on the Company’s liquidity.

At September 30, 2003, the Company’s accounts payable and other accrued expenses had decreased to $1,063,700 from $1,292,300 at December 31, 2002. This was due primarily to decreased inventory purchases resulting from a planned seasonal reduction of the Company’s inventories.

At September 30, 2003, the Company’s inventories had decreased to $1,104,400 from $1,331,900 at December 31, 2002 due to a planned seasonal reduction of the Company’s inventories.

At September 30, 2003, the Company’s accrued compensation and benefits had decreased to $295,400 from $338,400 at December 31, 2002, due primarily to decreased payroll-related accruals offset in part by a build-up in the vacation accrual.

At September 30, 2003, the Company’s current ratio was 2.17:1.00 compared to 1.81:1.00 at December 21, 2002. The Company had working capital of $2,127,300 at September 30, 2003 compared with $1,746,200 at December 31, 2002. Total assets exceeded total liabilities by $3,992,400 at September 30, 2003 compared with $3,828,100 at December 31, 2002.

The Company believes that its cash flow from operations, together with bank borrowing and availability under its bank revolving line of credit, will be sufficient to support operations during the next twelve months. The foregoing statement of how long the Company’s capital resources are expected to last is a forward-looking statement involving risks and uncertainties, including the amount of the variability of demand for the Company’s products and uncertainty regarding the ability of the Company to control its operating expenses. If sales decline from current levels, additional debt or equity financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms or at all or that such financing would not significantly dilute the ownership interests and rights of existing shareholders.

The Company has a line of credit, of which $0 was outstanding, and $1,000,000 remained available at September 30, 2003. This line of credit expires on August 10, 2004.

The Company also has a 60-month term loan in the amount of $500,000 bearing interest at prime plus 1.5%. At September 30, 2003, the Company had an outstanding balance of $277,800 on this loan.

Part I — FINANCIAL INFORMATION – (continued)

The Company has a $3,400,000 mortgage loan with a maturity date of June 10, 2030. Principal is amortized over a 29 1/2 year term from January 10, 2001. The initial interest rate on this mortgage loan was 9.05%. In November 2002, the interest rate was renegotiated and adjusted to 8%. In March 2003, the interest rate was again renegotiated downward and is currently fixed at 6.75%. The interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%. The balance on this mortgage at September 30, 2003, was $3,315,500.

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

At September 30, 2003, the Company owed an aggregate of $3,593,300 under various bank credit facilities and $500,000 of subordinated notes. Payments due under these credit facilities are as follows:

	Total
	amounts	Amount of commitment expiration per period
	committed

		Less than year	1-3 years	4-5 years	Over 5 years

Bank term loans	$277,800	$110,000	$167,800
Mortgage	3,315,500	41,500	145,100	$122,900	$3,006,000
Notes	500,000		500,000

Total	$4,093,300	$151,500	$812,900	$122,900	$3,006,000

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

Factors Affecting Future Results

U.S. Economic Conditions: A protracted U.S. recession could adversely impact new housing and commercial construction in our largest market, which in turn could cause us to miss our revenue goals.

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

Part I — FINANCIAL INFORMATION – (continued)

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

Export sales: Products sold outside the United States are subject to certain controls and restrictions, including tariffs and import duties and are subject to certain risks, including changing regulatory requirements of foreign jurisdictions and transportation delays and interruptions. However, the Company has not experienced any material difficulties in the past relating to such limitations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: The Company typically maintains only minimal investments in interest bearing securities and accounts. As of September 30, 2003, the Company’s cash and cash equivalents and other interest bearing assets were $586,400. Accordingly, a change in market interest rates would not have significant impact on the value of the Company’s assets or on interest income.

The Company is subject to fluctuating interest rates for variable rate bank borrowings. These fluctuations may impact, adversely or otherwise, results of operations or cash flows.

As of September 30, 2003, the Company has a mortgage in the amount of $3,315,500 with a maturity date of June 10, 2030. The interest rate at September 30, 2003 was 6.75%. The current interest rate is fixed through April 10, 2008; the interest rate will be changed on April 10th of each fifth year to the then current prime rate plus .35%.

Foreign Exchange Risk: The Company operates primarily in the United States, and all domestic sales to date have been made in U.S. dollars. Although significant portions of the Company’s revenues are contributed by overseas sales, these sales are always denominated in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Equity Market Risk: FAFCO did not hold any equity securities of other companies as of September 30, 2003. Accordingly, it has not had any material exposure to equity market fluctuations.

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

Part I — FINANCIAL INFORMATION – (continued)

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

Part II — OTHER INFORMATION

Item 2 — Changes in Securities and Use of Proceeds

In July, 2003 the Company’s Board of Directors approved, and on October 29, 2003 proxy material was sent to shareholders regarding, a proposed reverse stock split whereby each 1000 shares of the Company’s common stock held by the shareholder would be converted to one post-split share of common stock. Shareholders owning less than 1000 shares of common stock would receive $0.70 per share for each share of pre-split common stock owned as of the effective date of the reverse stock split. If the stock split is approved by shareholders on November 21, 2003, the effective date of the reverse stock split is expected to be November 24, 2003.

Upon consummation of the proposed stock split, the Company expects to have fewer than 300 shareholders thus allowing it to deregister its shares under the Securities Exchange Act of 1934 and cease being a reporting company with the Securities and Exchange Commission.

Item 5 — Other Information

Subsequent to the end of the quarter being reported on herein, the Company terminated one of its largest distributors of the Company’s swimming pool heating systems located in San Diego, CA.

Although this may have a negative short-term effect on sales, the Company expects to have alternative distribution set up in the San Diego territory by the end of the year. The Company does not expect there to be any significant effect on inventory, accounts receivable or bad debt as a result of this termination.

Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAFCO, Inc. (Registrant)

DATE: November 12, 2003	BY:	/s/Freeman A. Ford

Freeman A. Ford
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 12, 2003	BY:	/s/Nancy I. Garvin

Nancy I. Garvin,
Vice President — Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002